Form 10QSB
period 1995-06-30
ANGELES PARTNERS XV
filed 1995-08-14
CIK 788331

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                    Quarterly or Transitional Report

              (As last amended by 34-32231, eff. 6/3/93.)

                U.S. Securities and Exchange Commission
                        Washington, D.C.  20549


                              Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES  EXCHANGE ACT OF 1934

                    For the transition period.........to.........


                           Commission file number 0-15546


                                 ANGELES PARTNERS XV
          (Exact name of small business issuer as specified in its charter)


               California                                   95-4046025
      (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                      Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                          29602
      (Address of principal executive offices)             (Zip Code)

                Issuer's telephone number (803) 239-1000




      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                     PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


      a)                         ANGELES PARTNERS XV

                     STATEMENT OF NET LIABILITIES IN LIQUIDATION


                                    June 30, 1995


       Assets
         Cash:

                  Unrestricted                                       $   296,645

                  Restricted--tenant security  deposits                   29,938
            Accounts receivable                                           84,006

            Escrow for taxes                                              60,285

            Other assets                                                  54,228

            Investment properties                                     17,475,000
                                                                      18,000,102

       Liabilities

            Accounts payable                                               2,882

            Tenant security deposits                                      28,706
            Property taxes                                               164,736

            Interest                                                   2,567,606

            Other                                                         26,714

            Mortgage notes payable in default                         18,804,292
            Estimated costs during the period
                  of liquidation (Note A)                                285,242

                                                                      21,880,178

            Net liabilities in liquidation (Note A)                  $(3,880,076)

                   See Accompanying Notes to Financial Statements

      b)                         ANGELES PARTNERS XV

               STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION


                                    June 30, 1995



       Net liabilities in liquidation
            at December 31, 1994                                     $(5,861,591)


       Changes in net liabilities in liquidation attributed to:

            Increase in unrestricted cash                                118,863

            Decrease in restricted cash                                  (27,998)

            Decrease in accounts receivable                               (2,020)
            Decrease in escrows for taxes                                (93,641)

            Increase in other assets                                       7,848

            Increase in investment properties                          2,373,862

            Decrease in accounts payable                                  65,179
            Increase in accrued taxes                                    (17,167)

            Decrease in tenant security deposit liabilities              131,234

            Increase in accrued interest                              (1,232,255)

            Decrease in other liabilities                                244,154
            Decrease in mortgage notes payable                            21,524

            Decrease in estimated costs during the
               period of liquidation                                     391,932

       Net liabilities in liquidation at
            June 30, 1995                                            $(3,880,076)

                    See Accompanying Note to Financial Statements
                                          2

      c)                         ANGELES PARTNERS XV

                               STATEMENT OF OPERATIONS
                                     (Unaudited)
                                (Going Concern Basis)


                                                      Three Months Ended   Six Months Ended
                                                         June 30, 1994       June 30, 1994
       Revenues:
            Rental income                                $2,034,361          $3,102,548

            Other income                                     53,320              98,557

                   Total revenues                         2,087,681           3,201,105

       Expenses:

            Operating                                       143,395             252,383

            General and administrative                       85,886             150,988
            Property management fees                         31,039              72,011

            Maintenance                                     145,431             165,269

            Depreciation                                    359,478             776,428

            Amortization                                     18,783              35,160
            Interest                                        886,365           1,796,718

            Property taxes                                  112,082             198,768

            Bad debt                                         39,799              39,799

            Tenant reimbursements                          (120,456)           (193,064)
                   Total expenses                         1,701,802           3,294,460


            Gain on sale of investment properties                --             408,901


                   Net income                            $  385,879          $  315,546

       Net income allocated to general
            partners (1%)                                $    3,859          $    3,155

       Net income allocated to limited
       partners (99%)                                       382,020             312,391


                   Net income                            $  385,879          $  315,546


       Net loss per limited partnership unit             $    22.06          $    18.04

                   See Accompanying Notes to Financial Statements
                                          3

      d)                         ANGELES PARTNERS XV

                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                             Six Months Ended
                                                               June 30, 1994

       Cash flows from operating activities:
            Net income                                            $   315,546

            Adjustments to reconcile net income to
             net cash provided by operating activities:

               Depreciation                                           776,428
               Amortization of loan costs and lease
                   commissions                                        165,493

               Gain on sale of investment properties                 (408,901)

               Bad debt                                                39,799
               Change in accounts:

                   Restricted cash                                    (41,817)

                   Accounts receivable                                (42,358)

                   Escrow deposits for taxes                          413,830
                   Other assets                                       (88,706)

                   Accounts payable                                      (697)

                   Property taxes                                     (75,692)

                   Tenant security deposits                           (51,635)
                   Accrued interest                                   378,979

                   Other liabilities                                  261,353

                        Net cash provided by
                              operating activities                  1,641,622

       Cash flows from investing activities:
            Proceeds from the sale of investment
       properties                                                     110,606

            Property improvements and replacements                    (97,418)

                        Net cash provided by investing
                              activities                               13,188

       Cash flows used in financing activities:
            Principal payments on notes payable                    (1,548,776)

            Additional borrowings                                      35,852

                        Net cash used in financing
                              activities                           (1,512,924)

       Increase in cash                                               141,886
       Cash at beginning of period                                    482,508

       Cash at end of period                                      $   624,394

       Supplemental cash flow information:
            Cash paid during the period for interest              $ 1,337,907

                   See Accompanying Notes to Financial Statements

      e)                         ANGELES PARTNERS XV

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)



      Note A   Basis of Presentation

            As of December 31, 1994, the Partnership adopted the liquidation basis of accounting. The Partnership has experienced significant recurring operating losses. Also, the Partnership sold six of the eleven Cleveland Industrial Complex ("Cleveland") buildings and the Rancho Park Office Building during 1994. The Partnership is in default on recourse indebtedness totaling $3,500,000 due to Angeles Mortgage Investment Trust ("AMIT"). Of this debt, $1,500,000 is secured by one of the remaining Cleveland buildings and AMIT placed the property in receivership in January 1995, with the intent to foreclose during 1995. The remaining $2,000,000 is recourse to the Partnership and AMIT received a default judgement against the Partnership on January 18, 1995. At this time, the Managing General Partner believes the equity in the remaining Cleveland buildings is not sufficient to retire the AMIT debt, therefore, the Managing General Partner expects to transfer the Partnership's interest in the remaining Cleveland buildings to AMIT as full satisfaction of the debt. These transactions are anticipated to occur during the third and fourth quarters of 1995. The Partnership does not expect to contest any of these proceedings. In March 1995, the lender on the non-recourse debt secured by the Marina Plaza notified the Partnership that this debt was in default and initiated foreclosure proceedings. Marina Plaza was placed into receivership in June 1995 and was foreclosed upon in August 1995. The Partnership does not intend to purchase any additional properties and the Managing General Partner has decided to terminate the Partnership upon foreclosure of the final property.

            As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 1994, from the going concern basis of accounting to the liquidation basis of accounting in accordance with generally accepted accounting principles. Consequently, assets have been valued at estimated net realizable value (including subsequent actual transactions described below) and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner's estimates as of the date of the financial statements.

            The statements of consolidated net liabilities in liquidation as of June 30, 1995, include approximately $285,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 1995. These costs include anticipated legal fees, administrative expenses, and loss from property operations. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

            The accompanying unaudited, condensed, consolidated financial statements at June 30, 1995, have been prepared in accordance with generally accepted accounting principles for interim financial information under the liquidation basis of accounting and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments considered necessary for a fair presentation on the liquidation basis have been included. Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1994.

      Note B - Angeles Acceptance Pool, Angeles Mortgage Investment Trust

            In November 1992, Angeles Acceptance Pool ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACCI"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% General Partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

            AAP's working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $1,582,408 at June 30, 1995, and June 30, 1994, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $86,373 for the six months ended June 30, 1995, and was $67,912 for the six months ended June 30, 1994.

            Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, has provided secondary financing to the Partnership secured by the Partnership's investment properties known as Cleveland Industrial and Marina Plaza. One of the notes in the amount of $600,000 secured by one of the Cleveland Industrial buildings was assumed by the purchaser of the building during 1994. Total interest expense was $335,617 and $261,302 for the six months ended June 30, 1995 and 1994, respectively.
                                      6

      Note B - Angeles Acceptance Pool, Angeles Mortgage Investment Trust (continued)

            MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of the 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B
      Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. To date, MAE GP has abstained from either controlling or participating in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

            As part of the above described settlement, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1997, (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

            Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT thereby enabling MAE GP to vote the Class B shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B shares instructing such trustees to vote said Class B shares in accordance with the vote of the majority of Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in Section 6.13 of the Declaration of Trust of AMIT.
                                          7

      Note C   Transactions with Affiliated Parties

            The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

            The following transactions with the Managing General Partner and affiliates for the six months ended June 30, 1995 and 1994 are as follows:



                                                         1995            1994

       Property management fees                       $ 52,628        $ 53,715
       Reimbursement for services of affiliates         69,107          91,962 (1)

      (1) $23,260 of the reimbursements due to affiliates of Insignia had not been paid as of June 30, 1995, and $282,471 as of June 30, 1994.


            The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant. See Note B with respect to transactions between the Partnership and AMIT and AAP.
                                         8

      ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            As of December 31, 1994, the Partnership adopted the liquidation basis of accounting. The Partnership has experienced significant recurring operating losses. Also, the Partnership sold six of the eleven Cleveland Industrial Complex ("Cleveland") buildings and the Rancho Park Office Building during 1994. The Partnership is in default on recourse indebtedness totaling $3,500,000 due to Angeles Mortgage Investment Trust ("AMIT"). Of this debt, $1,500,000 is secured by one of the remaining Cleveland buildings and AMIT placed the property in receivership in January 1995, with the intent to foreclose during 1995. The remaining $2,000,000 is recourse to the Partnership and AMIT received a default judgement against the Partnership on January 18, 1995. At this time, the Managing General Partner believes the equity in the remaining Cleveland buildings is not sufficient to retire the AMIT debt. The Partnership does not expect to contest any of these proceedings. In March 1995, the lender on the non-recourse debt secured by the Marina Plaza notified the Partnership that this debt was in default and foreclosed on the property in August 1995. The Partnership does not intend to purchase any additional properties and the Managing General Partner has decided to terminate the Partnership upon foreclosure of the final property.

      Liquidity and Capital Resources

            For the six months ended June 30, 1995, the Partnership recorded a net decrease in net liabilities in liquidation of $1,981,515. The decrease is primarily due to an increase in the net realizable value of its investment properties resulting from an appraisal performed by a third party on the Cleveland Industrial buildings valuing the property higher than the Managing General Partner estimated at December 31, 1994. Also contributing to the decrease in net liabilities in liquidation was a decrease in estimated costs during the liquidation period. The Managing General Partner had anticipated that Marina Plaza would foreclose in September 1995, but the proceedings were completed in early August. The Managing General Partner also believes that the remaining Cleveland Industrial buildings will be lost during the fourth quarter of 1995. There can be no assurance that all transactions will be complete as of December 31, 1995.

            The statements of consolidated net liabilities in liquidation as of June 30, 1995, include approximately $285,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 1995. These costs include anticipated legal fees ($15,000), administrative expenses ($265,000), and loss from property operations ($5,000). Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.
                                         9

                          PART II - OTHER INFORMATION


      ITEM 1.  LEGAL PROCEEDINGS

            In January 1995, Angeles Mortgage Investment Trust ("AMIT"), began foreclosure proceedings on one of the remaining Cleveland Industrial Buildings and the property was placed in receivership at this time. Management expects the foreclosure proceedings to be complete by the third quarter of 1995. In March 1995, the Partnership received a notice of default from the lender on Marina Plaza and it was foreclosed upon in August 1995.

            MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of the 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B
      Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

            As part of the above described settlement, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1997, (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

            Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B shares instructing such trustees to vote said Class B shares in accordance with the vote of the majority of Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in
      Section 6.13 of the Declaration of Trust of AMIT.

            Except for the issues stated, the Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.
                                         10

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


            b) Reports on Form 8-K:

               None filed during the quarter ended June 30, 1995.
                                         11

                                     SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ANGELES PARTNERS XV

                              By:   Angeles Realty Corporation II
                                    Corporate General Partner

                              By:   /s/Carroll D. Vinson
                                    Carroll D. Vinson
                                    President

                              By:   /s/Robert D. Long, Jr.
                                    Robert D. Long, Jr.
                                    Controller and Principal Accounting
                                    Officer

                              Date: August 14, 1995