Form 10QSB
period 1995-09-30
ANGELES PARTNERS XV
filed 1995-11-14
CIK 788331

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


                For the quarterly period ended September 30, 1995


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

                               September 30, 1995

 Assets
      Cash:
         Unrestricted                                          $   235,209
         Restricted--tenant security deposits                       38,738
      Accounts receivable                                           34,253
      Escrow for taxes                                              34,389
      Other assets                                                  47,291
      Investment properties                                      5,350,000
                                                                 5,739,880
 Liabilities
      Accounts payable                                               1,368
      Tenant security deposits                                      11,028
      Property taxes                                                82,073
      Interest                                                   1,391,453
      Other                                                         52,630
      Mortgage notes payable in default                          6,967,409
      Estimated costs during the period
         of liquidation (Note A)                                   110,529
                                                                 8,616,490

      Net liabilities in liquidation (Note A)                  $(2,876,610)

[FN]

                 See Accompanying Notes to Financial Statements

b)                             ANGELES PARTNERS XV

             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION

                               September 30, 1995


 Net liabilities in liquidation
   at December 31, 1994                                        $(5,861,591)

 Changes in net liabilities in liquidation attributed to:

   Increase in unrestricted cash                                    57,427
   Decrease in restricted cash                                     (19,198)
   Decrease in accounts receivable                                 (51,773)
   Decrease in escrows for taxes                                  (119,537)
   Increase in other assets                                            911
   Decrease in investment properties                            (9,751,138)
   Decrease in accounts payable                                     66,693
   Decrease in accrued taxes                                        65,496
   Decrease in tenant security deposit liabilities                 148,912
   Increase in accrued interest                                    (56,102)
   Decrease in other liabilities                                   218,238
   Decrease in mortgage notes payable                           11,858,407
   Decrease in estimated costs during the
       period of liquidation                                       566,645


 Net liabilities in liquidation at
   September 30, 1995                                          $(2,876,610)

[FN]

                  See Accompanying Note to Financial Statements

c)                             ANGELES PARTNERS XV

                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                              (Going Concern Basis)


                                                Three Months Ended  Nine Months Ended
                                                September 30, 1994  September 30, 1994
 Revenues:
    Rental income                                 $   681,402         $ 3,819,941
    Other income                                       77,716             176,273
           Total revenues                             759,118           3,996,214
 Expenses:
    Operating                                         104,861             357,244
    General and administrative                         75,182             226,170
    Property management fees                           28,843             100,854
    Maintenance                                        60,034             225,303
    Depreciation                                      335,712           1,112,140
    Amortization                                       23,606              58,766
    Interest                                          850,991           2,647,709
    Property taxes                                     59,958             258,726
    Bad debt                                               --              39,799
    Tenant reimbursements                             (49,217)           (206,290)
           Total expenses                           1,489,970           4,820,421

 Loss on sale of investment properties             (6,932,847)         (6,523,946)
 Loss before extraordinary item                    (7,663,699)         (7,348,153)
 Extraordinary gain:
    Forgiveness of debt                             6,631,718           6,631,718

           Net loss                               $(1,031,981)        $  (716,435)

 Net income allocated to general
    partners (1%)                                 $   (10,320)        $    (7,164)
 Net income allocated to limited
    partners (99%)                                 (1,021,661)           (709,271)

           Net income                             $(1,031,981)        $  (716,435)

 Net loss per limited partnership unit:
    Net loss before extraordinary item            $   (438.03)        $   (419.99)
    Extraordinary item                                 379.04              379.04
                                                  $    (58.99)        $    (40.95)

[FN]

                 See Accompanying Notes to Financial Statements

d)                             ANGELES PARTNERS XV

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                          September 30, 1994

 Cash flows from operating activities:
    Net loss                                                   $  (716,435)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation                                              1,112,140
       Amortization of loan costs and lease
           commissions                                             237,454
       Loss on sale of investment properties                     6,523,946
       Extraordinary gain on debt forgiveness                   (6,631,718)
       Bad debt                                                     39,799
       Change in accounts:
           Restricted cash                                         (51,255)
           Accounts receivable                                      10,968
           Escrow deposits for taxes                               429,785
           Other assets                                           (171,542)
           Accounts payable                                         73,119
           Property taxes                                          (73,553)
           Tenant security deposits                               (105,102)
           Accrued interest                                        882,990
           Other liabilities                                        29,397
                Net cash provided by
                      operating activities                       1,589,993

 Cash flows from investing activities:
    Net proceeds from the sale of investment
       properties                                                3,713,948
    Property improvements and replacements                        (104,498)
                Net cash provided by investing
                      activities                                 3,609,450

 Cash flows used in financing activities:
    Principal payments on notes payable                         (5,353,713)
    Additional borrowings                                           35,852
                Net cash used in financing
                      activities                                (5,317,861)

 Increase in cash                                                 (118,418)

 Cash at beginning of period                                       482,508
 Cash at end of period                                         $   364,090
 Supplemental cash flow information:
    Cash paid during the period for interest                   $ 1,636,532

[FN]

                 See Accompanying Notes to Financial Statements

                               ANGELES PARTNERS XV

                      STATEMENTS OF CASH FLOWS - continued
                                   (Unaudited)



SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Sale of Investment Properties

On February 28, 1994, the Partnership sold six of its investment properties, 4650 Springs Road, 100 Hayes Drive, 210 Hayes Drive, 211 Hayes Drive, 4595 Van Epps Road and 4597 Van Epps Road to an unaffiliated party. In connection with the transaction, notes payable and investment properties were reduced for non-cash amounts of $5,173,006 and $4,807,975, respectively. The buyer assumed the mortgages secured by the investment properties.

On August 22, 1994, the Partnership sold Rancho Park Office Building to an unaffiliated party. In connection with the transaction, note payable and investment properties were reduced for non-cash amounts of $6,316,231 and $10,367,930, respectively.





e)                             ANGELES PARTNERS XV

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



Note A   Basis of Presentation

   As of December 31, 1994, the Partnership adopted the liquidation basis of accounting. The Partnership has experienced significant recurring operating losses. Also, the Partnership sold six of the eleven Cleveland Industrial Complex ("Cleveland") buildings and the Rancho Park Office Building during
1994. The Partnership is in default on recourse indebtedness totaling
$3,500,000 due to Angeles Mortgage Investment Trust ("AMIT"). Of this debt, $1,500,000 was secured by one of the remaining Cleveland buildings and AMIT placed the property in receivership in January 1995 and foreclosed on the property on September 6, 1995. AMIT also foreclosed on another of the Cleveland buildings on August 23, 1995. The remaining $2,000,000 is recourse to the Partnership and AMIT received a default judgement against the Partnership on January 18, 1995. As a result of the foreclosure on the Cleveland building on August 23, 1995, this judgement was reduced by $500,000. At this time, the Managing General Partner believes the equity in the remaining three Cleveland buildings is not sufficient to retire the AMIT debt, therefore, the Managing General Partner expects to transfer the Partnership's interest in the remaining Cleveland buildings to AMIT as full satisfaction of the debt. These transactions are anticipated to occur during the fourth quarter of 1995 or the first quarter of 1996. The Partnership does not expect to contest any of these proceedings. In March 1995, the lender on the non-recourse debt secured by the Marina Plaza notified the Partnership that this debt was in default and initiated foreclosure proceedings. Marina Plaza was placed into receivership in June 1995 and was foreclosed upon on August 1, 1995. The Partnership does not intend to purchase any additional properties and the Managing General Partner has decided to terminate the Partnership upon foreclosure of the final property.

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

   The statements of consolidated net liabilities in liquidation as of September 30, 1995, include approximately $110,529 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 1995. These costs include anticipated legal fees, administrative expenses, and loss from property operations. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.


Note A - Basis of Presentation - continued

   The accompanying unaudited, condensed, consolidated financial statements at September 30, 1995, have been prepared in accordance with generally accepted accounting principles for interim financial information under the liquidation basis of accounting and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments considered necessary for a fair presentation on the liquidation basis have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1994.

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

   AAP's working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $1,582,408 at September 30, 1995, and September 30, 1994, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $128,900 and $105,824 for the nine months ended September 30, 1995 and 1994, respectively.

   Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, has provided secondary financing to the Partnership secured by the Partnership's investment properties known as Cleveland Industrial and Marina Plaza. One of the notes in the amount of $600,000 secured by one of the Cleveland Industrial buildings was assumed by the purchaser of the building during 1994. Total interest expense was $486,322 and $438,091 for the nine months ended September 30, 1995 and 1994, respectively.



Note B - Angeles Acceptance Pool, Angeles Mortgage Investment Trust - continued

   MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.

   As part of the settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

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

   The following transactions with the Managing General Partner and affiliates for the nine months ended September 30, 1995 and 1994, are as follows:


                                                  1995            1994
 Property management fees                      $ 62,698        $ 80,005
 Reimbursement for services of affiliates        98,478 (1)     122,135


  (1) $52,630 of the reimbursements for services of affiliates had not been paid as of September 30, 1995.


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




ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   As of December 31, 1994, the Partnership adopted the liquidation basis of accounting. The Partnership has experienced significant recurring operating losses. Also, the Partnership sold six of the eleven Cleveland Industrial Complex ("Cleveland") buildings and the Rancho Park Office Building during 1994. The Partnership is in default on recourse indebtedness totaling $3,500,000 due to Angeles Mortgage Investment Trust ("AMIT"). Of this debt, $1,500,000 is secured by one of the remaining Cleveland buildings and AMIT placed the property in receivership in January 1995 and foreclosed on it September 6, 1995. AMIT also foreclosed on another of the Cleveland buildings on August 23, 1995. The remaining $2,000,000 is recourse to the Partnership and AMIT received a default judgement against the Partnership on January 18, 1995. As a result of the foreclosure on the Cleveland building, 4705 Van
Epps, on August 23, 1995, this judgement was reduced by $500,000.   At this
time, the Managing General Partner believes the equity in the remaining three Cleveland buildings is not sufficient to retire the AMIT debt. The Partnership does not expect to contest any of these proceedings. In March 1995, the lender on the non-recourse debt secured by the Marina Plaza notified the Partnership that this debt was in default and foreclosed on the property August 1, 1995. The Partnership does not intend to purchase any additional properties and the Managing General Partner has decided to terminate the Partnership upon foreclosure of the final property.

Liquidity and Capital Resources

   For the nine months ended September 30, 1995, the Partnership recorded a net decrease in net liabilities in liquidation of $2,984,981. The decrease is primarily due to the foreclosure by AMIT of two of the Cleveland buildings and the foreclosure by the lender of Marina Plaza in the third quarter of 1995. The decrease is also due to an increase in the net realizable value of its investment properties resulting from an appraisal performed by a third party on the Cleveland Industrial buildings valuing the property higher than the Managing General Partner estimated at December 31, 1995. Also, contributing to the decrease in net liabilities in liquidation was a decrease in estimated costs during the liquidation period. The Managing General Partner had anticipated that Marina Plaza would foreclose in September 1995, but the proceedings were completed in early August. The Managing General Partner also believes the remaining three Cleveland Industrial buildings will be lost during the fourth quarter of 1995 or the first quarter of 1996. There can be no assurance that all transactions will be complete as of December 31, 1995.

   The statement of consolidated net liabilities in liquidation as of September 30, 1995, include $110,529 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 1995. These costs include anticipated legal fees ($15,000), administrative expenses ($157,477), audit fees ($12,100) and income from property operations ($74,048). Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.


                        PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

   In January 1995, Angeles Mortgage Investment Trust ("AMIT"), began foreclosure proceedings on one of the remaining Cleveland Industrial Buildings and the property was placed in receivership at this time. AMIT completed the foreclosure on September 6, 1995. AMIT also foreclosed on another of the Cleveland buildings on August 23, 1995. In March 1995, the Partnership received a notice of default from the lender on Marina Plaza and it was foreclosed upon in August 1995.

   MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.

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





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibits:

      Exhibit 10.11  Agreement for Deed-in-Lieu Foreclosure on 4705 Van Epps

      Exhibit 10.12  Agreement for Deed-in-Lieu Foreclosure on 4851 Van Epps

      Exhibit 10.13  Motion for Foreclosure on Marina Plaza and Marina Harbor

      Exhibit 27     Financial Data Schedule


   b) Reports on Form 8-K:

      None filed during the quarter ended September 30, 1995.


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



                     Date: November 14, 1995