Form 10KSB
period 1995-12-31
ANGELES PARTNERS XV
filed 1996-03-22
CIK 788331

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [Fee Required]

                   For the fiscal year ended December 31, 1995

                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-15546


                             ANGELES PARTNERS XV
              (Name of small business issuer in its charter)

      California                                                  95-4046025
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                                          29602
(Address of principal executive offices)                              (Zip Code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  N/A

State the aggregate market value of the voting partnership interests by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for Registrant's partnership interests is not available. Should a trading market develop for these Interests, it is the Managing General Partners belief that such trading would not exceed $25 million.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

Item 1. Description of Business

     Angeles Partners XV (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Certificate and Agreement of Limited Partnership (herein-after referred to as "the Agreement") dated June 29, 1984. The Partnership's Managing General Partner is Angeles Realty Corporation II, a California corpo-ration (hereinafter referred to as the "Managing General Partner" or "ARCII"). The Managing General Partner was formerly a wholly owned subsidiary of Angeles Real Estate Corporation, a wholly owned subsidiary of Angeles Corporation and is engaged in providing similar services to other partnerships.

     On November 24, 1992, the outstanding stock of the Managing General Partner was effectively transferred to IAP GP Corporation, an affiliate of Insignia Financial Group, Inc. Inasmuch as the information contained herein relates to the operation of the Partnership for periods during which neither IAP GP Corporation nor any of its affiliates managed the properties or operations of the Partnership, such information has been provided by Angeles Real Estate Corporation.

     The Partnership, through its public offering of Limited Partnership Units, sold 17,321 units aggregating $17,321,000. The Managing General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real property. The Partnership currently owns two investment properties. The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

     The Registrant has no employees. Management and administrative services are performed by Angeles Realty Corporation II, the Managing General Partner and by Insignia Management Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"). Pursuant to a management agreement between them, Insignia provides property management services to the Registrant.

     The real estate business is highly competitive. The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in business which may be competitive with the Registrant.


Item 2.     Description of Properties:

      As of December 31, 1994, the Partnership adopted the liquidation basis of accounting. The Partnership has experienced significant recurring operating losses. Also, the Partnership sold six of the eleven Cleveland Industrial Complex ("Cleveland") buildings and the Rancho Park Office Building during 1994. In March 1995, the lender on the non-recourse debt secured by the Marina Plaza notified the Partnership that this debt was in default and initiated foreclosure proceedings. Marina Plaza was placed in receivership in June 1995, and was foreclosed upon on August 1, 1995. The Partnership was in default on recourse indebtedness totaling $3,500,000 due to Angeles Mortgage Investment Trust ("AMIT"). Of this debt, $1,500,000 was secured by one of the remaining Cleveland buildings and AMIT placed the property in receivership in January 1995, and foreclosed on the property on September 6, 1995. AMIT also foreclosed on another of the Cleveland buildings on August 23, 1995. The remaining $2,000,000 is recourse to the Partnership and AMIT received a default judgment against the Partnership on January 18, 1995. As a result of the foreclosure on the Cleveland building on August 23, 1995, this judgment was reduced by $500,000. At this time, the Managing General Partner believes the equity in the remaining three Cleveland buildings is not sufficient to retire the AMIT debt, therefore, the Managing General Partner expects to transfer the Partnership's interest in the remaining Cleveland buildings to AMIT as full satisfaction of the debt. These transactions are anticipated to occur during the second quarter of 1996. The Partnership does not expect to contest any of these proceedings. The Partnership does not intend to purchase any additional properties and the Managing General Partner has decided to terminate the Partnership upon foreclosure of the final property.


Item 3.     Legal Proceedings

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

     MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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


Item 4.     Submission of Matters to a Vote of Security Holders

     The security holders of the Partnership did not vote on any matter during the fourth quarter of the fiscal year covered by this report.



                                     PART II


Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

     The Partnership, a publicly-held limited partnership, sold 17,321 Limited Partnership Units during its offering period through April 1, 1987. The Partnership currently has 17,239 Limited Partnership Units outstanding and 1,710 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

     The Partnership has discontinued making cash distributions from operations and does not anticipate any cash available for distributions upon the liquidation of the Partnership.


Item 6.     Management's Discussion and Analysis or Plan of Operation

Results of Operations, Liquidity and Capital Resources

     As of December 31, 1994, the Partnership adopted the liquidation basis of accounting. The Partnership has experienced significant recurring operating losses. Also, the Partnership sold six of the eleven Cleveland Industrial Complex ("Cleveland") buildings and the Rancho Park Office Building during 1994. In March 1995, the lender on the non-recourse debt secured by the Marina Plaza notified the Partnership that this debt was in default and initiated foreclosure proceedings. Marina Plaza was placed in receivership in June 1995, and was foreclosed upon on August 1, 1995. The Partnership was in default on recourse indebtedness totaling $3,500,000 due to Angeles Mortgage Investment Trust ("AMIT"). Of this debt, $1,500,000 was secured by one of the remaining Cleveland buildings and AMIT placed the property in receivership in January 1995, and foreclosed on it September 6, 1995. AMIT also foreclosed on another of the Cleveland buildings on August 23, 1995. The remaining $2,000,000 is recourse to the Partnership and AMIT received a default judgment against the Partnership on January 18, 1995. As a result of the foreclosure on the Cleveland building, 4705 Van Epps, on August 23, 1995, this judgment was reduced by $500,000. At this time, the Managing General Partner believes the equity in the remaining three Cleveland buildings is not sufficient to retire the AMIT debt, therefore, the Managing General Partner expects to transfer the Partnership's interest in the remaining Cleveland buildings to AMIT as full satisfaction of the debt. These transactions are expected to occur during the second quarter of 1996. The Partnership does not expect to contest any of these proceedings.

     In November 1992, Angeles Acceptance Pool ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the Managing General Partner, was, until April 14, 1995, the 1% General Partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the Managing General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

     AAP's working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $1,582,409 at December 31, 1995, and December 31, 1994, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest charges for this loan were $171,428 and $146,373 for the years ended December 31, 1995 and 1994, respectively.

     As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 1994, from the going concern basis of accounting to the liquidation basis of accounting. Consequently, assets have been valued at the estimated net realizable value (including subsequent actual transactions described below) and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner's estimates as of the date of the financial statements.

    The investment properties were adjusted to their estimated net realizable value. The estimated net realizable value for the three Cleveland buildings remaining at December 31, 1995, was based on independent appraisals. Prior to the change from the going concern basis to the liquidation basis of accounting, investment properties were stated at the lower of cost or estimated fair value.

     The statement of net liabilities in liquidation as of December 31, 1995, includes $307,072 of accrued costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the second quarter of 1996. These costs include anticipated legal fees ($15,000), administrative expenses ($433,899), audit fees ($16,000), less income from property operations ($157,827). Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

     For the year ended December 31, 1995, the Partnership recorded a decrease in the estimated costs during the period of liquidation of $370,102. This decrease is primarily due to the payment of liquidation charges, which were offset by additional estimated costs resulting from the extended liquidation period.

Item 7.  Financial Statements


ANGELES PARTNERS XV

LIST OF FINANCIAL STATEMENTS


   Report of Independent Auditors

   Statement of Net Liabilities in Liquidation - December 31, 1995

   Statement of Changes in Net Liabilities in Liquidation - Year ended
       December 31, 1995

   Statement of Operations - Year ended December 31, 1994

   Statement of Cash Flows - Year ended December 31, 1994

   Notes to Financial Statements


                Report of Ernst & Young LLP, Independent Auditors




The Partners
Angeles Partners XV


We have audited the statement of net liabilities in liquidation of Angeles Partners XV as of December 31, 1995 and the related statement of changes in net liabilities in liquidation for the year then ended. In addition, we have audited the statements of operations, changes in partners' deficit/net liabilities in liquidation and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net liabilities in liquidation of Angeles Partners XV as of December 31, 1995, the changes in net liabilities in liquidation for the year ended December 31, 1995 and the results of operations and cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles applied on the basis of accounting described in Note A to the financial statements.



                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 1996


                               ANGELES PARTNERS XV

                   Statement of Net Liabilities in Liquidation

                                December 31, 1995



 Assets
   Cash:
       Unrestricted                                            $   230,875
       Restricted--tenant security deposits                         11,029
    Accounts receivable, net of allowance for
       doubtful accounts of $8,588                                     125
    Escrow for taxes                                                 8,047
    Other assets                                                    42,042
    Investment properties (Notes A and B)                        5,400,000
                                                                 5,692,118
 Liabilities
    Tenant security deposits                                         1,528
    Property taxes                                                  52,938
    Interest                                                     1,560,174
    Other                                                           11,679
    Notes payable including $1,500,000
       in default (Notes A, B and C)                             6,967,409
    Estimated costs during the period
       of liquidation (Note A)                                     307,072
                                                                 8,900,800

    Net liabilities in liquidation (Note A)                    $(3,208,682)

                 See Accompanying Notes to Financial Statements

                               ANGELES PARTNERS XV

             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION

                          Year Ended December 31, 1995




 Net liabilities in liquidation
   at December 31, 1994                                        $(5,861,591)

 Changes in net liabilities in liquidation attributed to:

   Increase in unrestricted cash                                    53,093
   Decrease in restricted cash                                     (46,907)
   Decrease in accounts receivable                                 (85,901)
   Decrease in escrows for taxes                                  (145,879)
   Decrease in other assets                                         (4,338)
   Decrease in investment properties                            (9,701,138)
   Decrease in accounts payable                                     68,061
   Decrease in accrued taxes                                        94,631
   Decrease in tenant security deposit liabilities                 158,412
   Increase in accrued interest                                   (224,823)
   Decrease in other liabilities                                   259,189
   Decrease in mortgage notes payable                           11,858,407
   Decrease in estimated costs during the
       period of liquidation                                       370,102

 Net liabilities in liquidation at
       December 31, 1995                                       $(3,208,682)

                 See Accompanying Notes to Financial Statements

                               ANGELES PARTNERS XV

                             STATEMENT OF OPERATIONS

                          Year Ended December 31, 1994

 Revenues:
    Rental income                                                   $ 4,533,033
    Other income                                                        341,322
             Total revenues                                           4,874,355

 Expenses:
    Operating                                                           458,121
    General and administrative                                          334,531
    Property management fees                                            134,103
    Maintenance                                                         129,235
    Depreciation                                                      1,414,216
    Amortization                                                         76,040
    Interest                                                          3,350,905
    Property taxes                                                      382,247
    Bad debt                                                             47,725
    Tenant reimbursements                                              (238,705)
             Total expenses                                           6,088,418

 Loss on sale of investment property (Note F)                        (6,530,920)
 Loss on casualty (Note G)                                             (120,532)
 Adjustment to liquidation basis (Notes A and B)                      2,204,729

             Loss before extraordinary item                          (5,660,786)

 Extraordinary item-gain on forgiveness
    of debt (Note F)                                                  6,631,718

             Net income                                             $   970,932

 Net income allocated to general partner (1%)                       $     9,709
 Net income allocated to limited partners (99%)                         961,223

                                                                    $   970,932
 Net income (loss) per limited partnership unit:
    Loss before extraordinary item                                  $   (451.70)
    Extraordinary item                                                   380.85
    Adjustment to liquidation basis                                      126.61

 Net income per limited partnership unit                            $     55.76


                 See Accompanying Notes to Financial Statements

                               ANGELES PARTNERS XV

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                         NET LIABILITIES IN LIQUIDATION


                                    Limited
                                  Partnership     General       Limited
                                     Units        Partner       Partners       Total
 Partners' deficit at
    December 31, 1993
    (going concern basis)             17,321      (214,485)    (6,618,038)   (6,832,523)

 Abandonment of Limited
    Partnership Units (Note H)           (82)           --             --            --

 Net income for the year ended
    December 31, 1994                     --         9,709        961,223       970,932

 Net liabilities in liquidation
    at December 31, 1994              17,239     $(204,776)   $(5,656,815)  $(5,861,591)

                 See Accompanying Notes to Financial Statements


                               ANGELES PARTNERS XV

                             STATEMENT OF CASH FLOWS

                          Year Ended December 31, 1994

 Cash flows from operating activities:
       Net income                                              $   970,932
       Adjustment to liquidation basis                          (2,204,729)
       Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation                                           1,414,216
          Amortization of loan costs and lease                     281,665
          Loss on sale of investment properties                  6,530,920
          Extraordinary gain on debt forgiveness                (6,631,718)
          Bad debt                                                  47,725
          Change in accounts:
              Restricted cash                                      (52,205)
              Accounts receivable                                   19,639
              Escrow deposits for taxes                            445,526
              Other assets                                        (195,250)
              Accounts payable                                      56,137
              Property taxes                                       (89,672)
              Tenant security deposits                            (113,068)
              Accrued interest                                     944,189
              Other liabilities                                     14,795
                   Net cash provided by
                         operating activities                    1,439,102

 Cash flows from investing activities:
       Net proceeds from the sale of investment                  3,708,466
       Property improvements and replacements                     (104,498)
                   Net cash provided by investing
                         activities                              3,603,968

 Cash flows used in financing activities:
       Principal payments on notes payable                      (1,770,844)
       Repayment of mortgage notes payable                      (3,635,795)
       Proceeds from long-term borrowings                           58,843
                   Net cash used in financing
                         activities                             (5,347,796)

Decrease in cash                                                 (304,726)

 Cash at beginning of period                                       482,508
 Cash at end of period                                         $   177,782
 Supplemental cash flow information:
       Cash paid during the period for interest                $ 2,238,678
       Note payable assumed in sale of investment              $ 5,229,486

                 See Accompanying Notes to Financial Statements

                               ANGELES PARTNERS XV
                             (A Limited Partnership)

                          Notes to Financial Statements


Note A - Organization and Significant Accounting Policies

Basis of Presentation

As of December 31, 1994, the Partnership adopted the liquidation basis of accounting. The Partnership has experienced significant recurring operating losses. Also, the Partnership sold six of the eleven Cleveland Industrial Complex ("Cleveland") buildings and the Rancho Park Office Building during 1994. In March 1995, the lender on the non-recourse debt secured by the Marina Plaza notified the Partnership that this debt was in default and initiated foreclosure proceedings. Marina Plaza was placed in receivership in June 1995, and was
foreclosed upon on August 1, 1995.   In addition, the Partnership was in default
on recourse indebtedness totaling $3,500,000 due to Angeles Mortgage Investment Trust ("AMIT"). Of this debt, $1,500,000 was secured by one of the remaining Cleveland buildings and AMIT placed the property in receivership in January 1995, and foreclosed on the property on September 6, 1995. AMIT also foreclosed on another of the Cleveland buildings on August 23, 1995. The remaining $2,000,000 was recourse to the Partnership and AMIT received a default judgment against the Partnership on January 18, 1995. As a result of the foreclosure on the Cleveland building on August 23, 1995, this judgment was reduced by $500,000. At this time, the Managing General Partner believes the equity in the remaining three Cleveland buildings is not sufficient to retire the AMIT debt, therefore, the Managing General Partner expects to transfer the Partnership's interest in the remaining Cleveland buildings to AMIT as full satisfaction of the debt. These transactions are anticipated to occur during the second quarter of 1996. The Partnership does not expect to contest any of these proceedings. The Partnership does not intend nor does it have the ability to purchase any additional properties and the Managing General Partner has decided to terminate the Partnership upon foreclosure of the final property.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 1994, from the going concern basis of accounting to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value (including subsequent actual transactions described below) and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner's estimates as of the date of the financial statements.

The investment properties were adjusted to their estimated net realizable value. The net realizable values were based on certified appraisals. Prior to the change from the going concern basis to the liquidation basis of accounting, investment properties were stated at lower of cost or estimated fair value.

The statement of net liabilities in liquidation as of December 31, 1995, includes approximately $307,072 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by June 30, 1996. These costs include anticipated legal fees, administrative expenses, and are net of estimated income from property operations. Because the realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Organization: Angeles Partners XV ( the Partnership ) is a California limited partnership organized on June 29, 1984, to acquire and operate commercial properties. The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II"), an affiliate of Insignia Financial Group, Inc. As of December 31, 1995, the Partnership operates three commercial properties in Cleveland, Ohio.

Allocations to Partners: Net income and losses (excluding those arising from the occurrence of sales or dispositions) of the Partnership will be allocated 1% to the Managing General Partner and 99% to the Limited Partners on an annual basis.

In accordance with the Partnership Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the Managing General Partner to the extent of the amount of any Incentive Interests (as defined below) to which the Managing General Partner is entitled. Any gain remaining after said allocation will be allocated to the Managing General Partner and Limited Partners in proportion to their interests in the Partnership, provided that the gain shall first be allocated to Partners with negative account balances, in proportion to such balances, in an amount equal to the sum of such negative capital account balances. Except as discussed below, the Partnership will allocate distributions 1% to the Managing General Partner and 99% to the Limited Partners.

Upon the sale or other disposition, or refinancing of any asset of the Partnership, the Distributable Net Proceeds shall be distributed as follows: (i) First, to the Partners in proportion to their interests until the Limited Partners have received proceeds equal to their Original Capital Investment applicable to the property; (ii) Second, to the Partners until the Limited Partners have received distributions from all sources equal to their 6% Cumulative Distribution; (iii) Third, to the Managing General Partner until it has received an amount equal to 3% of the aggregate disposition price of all properties ("Initial Incentive Interest") and (iv) Thereafter, 76% to the Partners in proportion to their interests and 24% ("Final Incentive Interest") to the Managing General Partner.

Cash:

Unrestricted - Unrestricted cash includes cash on hand and in banks and money market funds. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Cash - Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates if there has been no damage.

Note A - Organization and Significant Accounting Policies (Continued)

Depreciation: Depreciation is provided by accelerated and straight-line methods over the estimated lives of the rental properties and related personal property through December 31, 1994. No depreciation was recorded subsequent to December 31, 1994, under the liquidation basis of accounting. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after June 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, alternative depreciation system is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 7 years.

Amortization: Loan costs, included in other assets, were being amortized on a straight-line basis over the life of the loans. At December 31, 1994, $252,672 of unamortized loan costs were written off in the adjustment to liquidation basis because the Partnership determined that these intangible assets no longer have value.

Leasing commissions, included in other assets, were being amortized on a straight-line basis over the terms of the leases. At December 31, 1994, $121,848 of unamortized loan leasing commissions were written off in the adjustment to liquidation basis because the Partnership determined that these intangible assets no longer have value.

Leases: The Partnership leases certain commercial space to tenants under various lease terms. Prior to the change from the going concern basis to the liquidation basis of accounting, the leases were accounted for as operating leases in accordance with Financial Accounting Standards Board Statement No. 13. At December 31, 1994, $101,680 in deferred rent was written off to adjust to the liquidation basis of accounting.

Reclassifications: Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

Note B - Adjustment to Liquidation Basis of Accounting

At December 31, 1994, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their settlement amount and include all estimated costs associated with carrying out the liquidations. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net liabilities of $2,204,729. Significant adjustments in 1994 are summarized as follows:

                                                     (Increase) Decrease
                                                     in net liabilities

 Adjustment from book value of property
   improvements to estimate net realizable value         $(2,620,555)
 Adjustment to record estimated costs during
   the period of liquidation                                (677,174)
 Adjustment of debt to net settlement value                5,975,360
 Adjustment for other assets and liabilities                (472,902)
 Net decrease in net liabilities                         $ 2,204,729

Note C - Notes Payable

The principal terms of notes payables are as follows:


                        Principal        Monthly                         Principal
                        Balance At       Payment     Stated               Balance
                       December 31,     Including   Interest  Maturity     Due At
                           1995        Interest(1)    Rate      Date     Maturity
 Cleveland Industrial
   1st mortgage          $1,775,000      $10,576      7.15%     09/98   $1,775,000
   1st mortgage           2,090,000       12,453      7.15%     09/98    2,090,000

 Angeles Partners
   XV-AAP
  Notes payable
   (Note E)               1,582,409       10,549       (5)      11/97    1,582,409

  Note payable in
   default(2)(3)(4)       1,500,000       20,883     12.50%     12/95    1,500,000

  Note payable               20,000            0      8.00%     07/04       20,000

                         $6,967,409      $54,461

(1)   Interest only payments.
(2) The Partnership executed mortgages on both its Marina Plaza and Rancho Park properties to secure this obligation. However, the holder of the first trust deeds, whose loan documents prohibit subliens, required the second trust deeds to be removed from record. Accordingly, this obligation is now unsecured.
(3)   Debt is currently in default as debt service has been discontinued.
(4)   Loan provided by Angeles Mortgage Investment Trust (See "Note E").
(5)   Interest calculated at prime plus 2% (currently 10.75%).


Mortgages are collateralized by the related property and improvements and by pledge of revenues from the property and improvements of the Partnership.

Scheduled principal payments of notes payable to December 31, 1995, are as follows:

               1996                            $1,500,000
               1997                             1,582,408
               1998                             3,865,000
               1999                                    --
               2000                                    --
         Thereafter                                20,000
                                               $6,967,408

Note D - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable loss for 1994:

                                                             1994

 Net income as reported                                  $   970,932
 Add (deduct):
  Adjustment to liquidation basis                         (2,204,729)
  Depreciation differences                                    51,984
  Unearned income                                            183,433
  Amortization                                              (315,295)
  Book-tax differences on disposal
   of investment properties                               (2,136,981)
  Other                                                      139,446

 Federal taxable loss                                    $(3,311,210)

 Federal taxable loss per
   limited partnership unit                              $   (190.16)

For the year ended December 31, 1995, the Federal taxable income was $2,703,636, or $155.26 per limited partnership unit.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities:

         Net liabilities in liquidation, as reported          $(3,208,682)
         Adjustment to liquidation basis                          455,255
         Land and buildings                                     1,034,492
         Accumulated depreciation                              (2,725,530)
         Syndication and distribution costs                     2,548,350
         Other                                                    (66,176)

         Net liabilities - Federal tax basis                  $(1,962,291)

Note E - Transactions with Affiliated Parties

On November 24, 1992, Angeles Real Estate Corporation, the parent of the Managing General Partner at that time, effectively transferred all of the outstanding stock of the Managing General Partner to IAP GP Corporation, an affiliate of Insignia Financial Group. As a result of the transfer of ownership of the Managing General Partner to IAP GP Corporation, affiliates of Insignia now provide property management and asset management services to the Partnership.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to Insignia Financial Group, Inc. and affiliates in 1995 and 1994.


                                                       1995          1994
    Property management fees                         $ 76,101      $113,254
    Property lease commissions                         79,248        82,583
    Reimbursement for services of                     144,772       151,931


  (1) $11,679 of the reimbursements due to affiliates of Insignia had not been paid as of December 31, 1995, and $29,796 as of December 31, 1994.


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which were later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

In November 1992, Angeles Acceptance Pool ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the Managing General Partner, was, until April 14, 1995, the 1% General Partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the Managing General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

Note E - Transactions with Affiliated Parties (Continued)

AAP's working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $1,582,409 at December 31, 1995, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest charges for this loan were $171,428 and $146,373 for the year ended December 31, 1995 and 1994, respectively.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, has provided secondary financing to the Partnership secured by the Partnership's investment properties known as Cleveland Industrial and Marina Plaza. One of the notes in the amount of $600,000 secured by one of the Cleveland Industrial buildings was assumed by the purchaser of the building during 1994. Total AMIT indebtedness at December 31, 1995, is $1,500,000, plus accrued interest of $1,105,902. Total interest charges were $579,592 and $631,482 for the years ended December 31, 1995 and 1994, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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


Note F - Sale of Investment Properties

On February 28, 1994, the Partnership sold six of the eleven buildings known as Cleveland Industrial (4650 Springs Road, 100 Hayes Drive, 210 Hayes Drive, 211 Hayes Drive, 4595 Van Epps Road and 4597 Van Epps Road) to an unaffiliated party. Net proceeds from the sale of $110,606 were used to pay closing costs of $10,606 and to pay down the principal balance of an AMIT note in the amount of $100,000. The purchaser assumed the underlying mortgages and accrued interest secured by the properties in the amount of $5,229,486, including the remaining balance of the above mentioned AMIT note of $500,000. The Partnership recognized a gain of $341,927 on the transaction.

On May 31, 1994, the Partnership entered into a lease buyout agreement with the tenant of Rancho Park Office Building. The Partnership received net proceeds of $1,212,524 and the assignment of rights to the sublease entered into by the tenant with a third party. The proceeds were used to pay down the mortgage note secured by the investment property. On August 22, 1994, the Partnership sold Rancho Park Office Building for a total consideration of $3,800,000. Proceeds after closing costs were used to pay the mortgage holder. The Partnership realized a loss on the sale of the property of $6,872,847 and an extraordinary gain on debt forgiveness in the amount of $6,631,718 for a net loss on the transaction of $241,129.


Note G - Casualty Loss

The Partnership recorded a loss of $120,532 due to earthquake damage at Rancho Park during 1994. This damage was not covered by insurance.


Note H - Abandoned Limited Partnership Units

In 1994, the number of Limited Partnership Units decreased by 82 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The loss per Limited Partnership Unit in the accompanying Statements of Operations is calculated based on the number of units outstanding at the end of the year.


Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

   None.

                                    PART III


Item 9.  Directors and Executive Officers of the Registrant

   The Registrant does not have any directors or officers. The Managing General Partner, Angeles Realty Corporation II, an affiliate of Metropolitan Asset Enhancement, L.P. ("MAE"), is responsible for the management and control of substantially all of the Registrant's operations and has general responsibility and ultimate authority in all matters affecting the Registrant's business.

   The present officers of the Managing General Partner are listed below:


Name                             Age         Position

Carroll D. Vinson                55          President

Robert D. Long, Jr.              28          Controller and Principal Accounting
                                             Officer

William H. Jarrard, Jr.          49          Vice President

John K. Lines                    36          Secretary

Kelley M. Buechler               38          Assistant Secretary


         Carroll D. Vinson has been President of Managing General Partner and President of the MAE subsidiaries since August 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

         Robert D. Long, Jr. has been Controller and Principal Accounting Officer of Managing General Partner and MAE subsidiaries since February 1994. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of The University of Memphis.

         William H. Jarrard, Jr. has been Vice President of Managing General Partner since January 1992 and Managing Director - Asset Management and Partnership Administration of Insignia Financial Group, Inc. ("Insignia") since January 1991. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

         John K. Lines, Esquire has been Secretary of Managing General Partner since August 1994, General Counsel of Insignia since June 1994, and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Oewen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

         Kelley M. Buechler has been Assistant Secretary of Managing General Partner since January 1992 and Assistant Secretary of Insignia since January 1991. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.


Item 10.  Executive Compensation

         No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Note E" of the Financial Statements included under "Item 7," which is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

      As of January 1, 1996, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

      The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the
Partnership, except as follows:   Article 12.1 of the Agreement, which provides
that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the Managing General Partner may be expelled from the Partnership upon 90 days written notice. In the event that a successor general partner has been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled Managing General Partner an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the Managing General Partner's interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between (i) the balance of the Managing General Partner's capital account and (ii) the fair market value of the share of Distributable Net Proceeds to which the Managing General Partner would be entitled. Determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(b) of the Agreement.


Item 12.  Certain Relationships and Related Transactions

      No transactions have occurred between the Partnership and any officer or director of ARC II.

      During the year ended December 31, 1995, the transactions that occurred between the Partnership and ARC II and affiliates of ARC II pursuant to the terms of the Agreement are disclosed under "Note E" of the Partnerships' Financial Statements included under "Item 7," which is hereby incorporated by reference.


Item 13.   Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

           (b)    Reports on Form 8-K filed during the fourth quarter of 1995:

                  None.


                                   SIGNATURES


             In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ANGELES PARTNERS XV
                                          (A California Limited Partnership)
                                          (Registrant)


                                     By:  Angeles Realty Corporation II






                                     By:  /s/Carroll D. Vinson
                                          Carroll D. Vinson
                                          President

                                     Date: March 22, 1996



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Carroll D. Vinson                 President                    March 22, 1996
Carroll D. Vinson


/s/Robert D. Long, Jr.               Controller and Principal     March 22, 1996
Robert D. Long, Jr.                  Accounting Officer


                                  Exhibit Index
      Exhibit

      3.1 Amended Certificate and Agreement of the Limited Partnership filed as exhibit 3.1 in Form 10K dated October 31, 1979 and is incorporated herein by reference.

      10.1 Property Management Agreement between the Partnership and Angeles Real Estate Management Company, filed as exhibit 10.1 in Form 10K dated October 31, 1980 and is incorporated herein by reference.

      10.2     First Trust Deed Mortgage - Bercado Shores, filed as an exhibit
               10.8 in Form 10-K dated March 28, 1991 and is incorporated herein by reference.

      10.3     First Trust Deed Mortgage - Devonshire Apartments, filed as an exhibit 10.9 in Form 10-K dated March 28, 1991 and is incorporated herein by reference.

      10.4 Promissory Note Secured by Mortgage and Other Security - Breckenridge, filed as an exhibit 10.10 in Form 10-K dated March 28, 1991 and is incorporated herein by reference.

      10.5 Promissory Note Secured by Mortgage and Other Security - Devonshire, filed as an exhibit 10.11 in Form 10-K dated March 28, 1991 and is incorporated herein by reference.

      10.6 Promissory Note Secured by Mortgage and Other Security - Brittany Point, filed as an exhibit 10.12 in Form 10-K dated March 28, 1991 and is incorporated herein by reference.

      10.7 Agreement to Purchase and Sale of Real Property between Angeles Partners XV and New Plan Realty Trust, dated January 29, 1992 which was filed as exhibit I to the Trust's Form 8-K filed February 28, 1992 and is incorporated herein by reference.

      10.8 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1992, which is incorporated herein by reference.

      10.9     Seller's Closing Statements for Cleveland Industrial buildings:
               1) Van Epps Road, Brooklyn Heights, 2) 4650 Spring Road, Brooklyn Heights, 3) 211 Hayes Drive, Brooklyn Heights, 4) Hayes Drive, Brooklyn Heights, 5) 100 Hayes Drive, Brooklyn Heights.

      10.10 Seller's Closing Statement for Rancho Park (10301 West Pico Boulevard, Los Angeles).

      10.11    Agreement for Deed-in-Lieu Foreclosure on 4705 Van Epps

      10.12    Agreement for Deed-in-Lieu Foreclosure on 4851 Van Epps

      10.13    Motion for Foreclosure on Marina Plaza and Marina Harbor

      16 Letter from the Registrant's former accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the exhibit filed with Form 8-K dated August 30, 1993.

      27       Financial Data Schedule.