Form 10QSB
period 1996-03-31
ANGELES PARTNERS XV
filed 1996-05-09
CIK 788331

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

                  For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



  a)                             ANGELES PARTNERS XV

                   STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                                 March 31, 1996
 Assets
   Cash:
         Unrestricted                                             $    273
         Restricted--tenant security deposits                           11
      Escrows for taxes                                                 38
      Other assets                                                      36
      Investment properties                                          5,400
                                                                     5,758

 Liabilities
      Tenant security deposits                                           2
      Property taxes                                                    82
      Interest                                                       1,703
      Other                                                             36
      Notes payable including $1,500,000
         in default                                                  6,967
      Estimated costs during the period
         of liquidation                                                464
                                                                     9,254

      Net liabilities in liquidation                              $ (3,496)

                 See Accompanying Notes to Financial Statements

b)                             ANGELES PARTNERS XV

             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                                 March 31, 1996

 Net liabilities in liquidation at December 31, 1995             $ (3,209)

 Changes in net liabilities in liquidation attributed to:

   Increase in unrestricted cash                                       42
   Increase in escrows for taxes                                       30
   Decrease in other assets                                            (6)
   Increase in accrued taxes                                          (29)
   Increase in accrued interest                                      (143)
   Increase in other liabilities                                      (24)
   Increase in estimated costs during the
       period of liquidation                                         (157)

 Net liabilities in liquidation at March 31, 1996                $ (3,496)

                 See Accompanying Notes To Financial Statements

b)                             ANGELES PARTNERS XV

             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                                 March 31, 1996


 Net liabilities in liquidation at December 31, 1994              $ (5,862)

 Changes in net liabilities in liquidation attributed to:

   Increase in unrestricted cash                                       151
   Increase in accounts receivable                                      38
   Decrease in escrows for taxes                                       (19)
   Decrease in other assets                                             (7)
   Increase in investment properties                                 2,374
   Decrease in accounts payable                                         56
   Increase in accrued taxes                                           (20)
   Decrease in tenant security deposit liabilities                      98
   Increase in accrued interest                                       (587)
   Decrease in other liabilities                                       206
   Decrease in mortgage notes payable                                   12
   Increase in estimated costs during the
       period of liquidation                                          (376)

 Net liabilities in liquidation at March 31, 1995                 $ (3,936)

                  See Accompanying Note to Financial Statements

e)                             ANGELES PARTNERS XV
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

As of December 31, 1994, the Partnership adopted the liquidation basis of accounting. The Partnership has experienced significant recurring operating losses. Also, the Partnership sold six of the eleven Cleveland Industrial Complex ("Cleveland") buildings and the Rancho Park Office Building during 1994. In March 1995, the lender on the non-recourse debt secured by the Marina Plaza notified the Partnership that this debt was in default and initiated foreclosure proceedings. Marina Plaza was placed in receivership in June 1995, and was foreclosed upon on August 1, 1995. In addition, the Partnership was in default on recourse indebtedness totaling $3,500,000 due to Angeles Mortgage Investment Trust ("AMIT"). Of this debt, $1,500,000 was secured by one of the remaining Cleveland buildings and AMIT placed the property in receivership in January 1995, and foreclosed on the property on September 6, 1995. AMIT also foreclosed on another of the Cleveland buildings on August 23, 1995. The remaining $2,000,000 was recourse to the Partnership and AMIT received a default judgment against the Partnership on January 18, 1995. As a result of the foreclosure on the Cleveland building on August 23, 1995, this judgment was reduced by $500,000. At this time, the Managing General Partner believes the equity in the remaining three Cleveland buildings is not sufficient to retire the AMIT debt, therefore, the Managing General Partner expects to transfer the Partnership's interest in the remaining Cleveland buildings to AMIT as full satisfaction of the debt. These transactions are anticipated to occur during the second quarter of 1996. The Partnership does not expect to contest any of these proceedings. The Partnership does not intend nor does it have the ability to purchase any additional properties and the Managing General Partner has decided to liquidate the Partnership upon foreclosure of the final property.

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

The investment properties were adjusted to their estimated net realizable values. The net realizable values were based on certified appraisals. Prior to the change from the going concern basis to the liquidation basis of accounting, investment properties were stated at lower of cost or estimated fair value.

The statement of net liabilities in liquidation as of March 31, 1996, includes approximately $464,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 1996. These costs include anticipated legal fees, administrative expenses, and are net of estimated income from property operations. Because the realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

AAP's working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $1,582,000 at March 31, 1996, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest charges for this loan were $41,000 and $43,000 for the quarters ended March 31, 1996 and 1995, respectively.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, has provided secondary financing to the Partnership secured by the Partnership's investment properties known as Cleveland Industrial and Marina Plaza. One of the notes in the amount of $600,000 secured by one of the Cleveland Industrial buildings was assumed by the purchaser of the building during 1994. Total AMIT indebtedness at March 31, 1996, is $1,500,000, plus accrued interest of approximately $1,208,000. Total interest charges were $102,000 and $181,000 for the quarters ended March 31, 1996 and 1995, respectively.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with the Managing General Partner and affiliates for the three months ended March 31, 1996 and 1995, are as follows:


                                                  1996            1995
                                                     (in thousands)

 Property management fees                          $ 13            $ 41

 Reimbursement for services of affiliates            18 (1)          32


(1) Reimbursement for services of affiliates during 1996 had not been paid as of March 31, 1996. The Partnership owes $30,000 to affiliates as reimbursement for services.

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant. See "Note B" with respect to transactions between the Partnership and AMIT and AAP.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION

Results of Operations, Liquidity and Capital Resources

    As of December 31, 1994, the Partnership adopted the liquidation basis of accounting. The Partnership has experienced significant recurring operating losses. In March 1995, the lender on the non-recourse debt secured by the Marina Plaza notified the Partnership that this debt was in default and initiated foreclosure proceedings. Marina Plaza was placed in receivership in June 1995, and was foreclosed upon on August 1, 1995. The Partnership was in default on recourse indebtedness totaling $3,500,000 due to Angeles Mortgage Investment Trust ("AMIT"). Of this debt, $1,500,000 was secured by one of the remaining Cleveland buildings and AMIT placed the property in receivership in January 1995, and foreclosed on it September 6, 1995. AMIT also foreclosed on another of the Cleveland buildings on August 23, 1995. The remaining $2,000,000 is recourse to the Partnership and AMIT received a default judgment against the Partnership on January 18, 1995. As a result of the foreclosure on the Cleveland building on August 23, 1995, this judgment was reduced by $500,000.
At this time, the Managing General Partner believes the equity in the remaining three Cleveland buildings is not sufficient to retire the AMIT debt, therefore, the Managing General Partner expects to transfer the Partnership's interest in the remaining Cleveland buildings to AMIT as full satisfaction of the debt. These transactions are expected to occur during the second quarter of 1996. The Partnership does not expect to contest any of these proceedings. The General Partner intends to terminate the Partnership upon foreclosure of the final property.

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

    AAP's working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $1,582,000 at March 31, 1996 and 1995, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest charges for this loan were $41,000 and $43,000 for the three months March 31, 1996 and 1995, respectively.

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

    The investment properties were adjusted to their estimated net realizable value. The estimated net realizable value for the three Cleveland buildings remaining at March 3, 1996, was based on independent appraisals. Prior to the change from the going concern basis to the liquidation basis of accounting, investment properties were stated at the lower of cost or estimated fair value.

     The statement of net liabilities in liquidation as of March 31, 1996, includes $464,000 of accrued costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the fourth quarter of 1996. These costs include anticipated legal fees ($14,000), administrative expenses ($606,000), audit fees ($19,000), less income from property operations ($175,000). Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

     For the quarter ended March 31, 1996, the Partnership recorded an increase in the estimated costs during the period of liquidation of $157,000. This increase is primarily due to the extended liquidation period.


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

     b) Reports on Form 8-K filed during the quarter ended March 31, 1996:

        None.

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

                                      ANGELES PARTNERS XV

                                      By:  Angeles Realty Corporation II
                                           Corporate General Partner



                                      By:  /s/Carroll D. Vinson
                                           Carroll D. Vinson
                                           President




                                      By:  /s/Robert D. Long, Jr.
                                           Robert D. Long, Jr.
                                           Vice President/CAO




                                      Date: May 9, 1996