Form 10QSB
period 1996-06-30
ANGELES PARTNERS XV
filed 1996-08-12
CIK 788331

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

                  For the quarterly period ended June 30, 1996

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

                                  June 30, 1996

 Assets
    Cash:
         Unrestricted                                              $   361
         Restricted--tenant security deposits                           11
      Escrows for taxes                                                 41
      Other assets                                                      56
      Investment properties                                          5,400
                                                                     5,869

 Liabilities
      Tenant security deposits                                           2
      Property taxes                                                   108
      Interest                                                       1,850
      Other                                                             35
      Notes payable including $1,500,000
         in default                                                  6,967
      Estimated costs during the period
         of liquidation                                                866
                                                                     9,828

      Net liabilities in liquidation                               $(3,959)

                 See Accompanying Notes to Financial Statements

b)                             ANGELES PARTNERS XV

             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                                  June 30, 1996



 Net liabilities in liquidation at December 31, 1995             $ (3,209)

 Changes in net liabilities in liquidation attributed to:

   Increase in unrestricted cash                                      130
   Increase in escrows for taxes                                       33
   Increase in other assets                                            14
   Increase in accrued taxes                                          (55)
   Increase in accrued interest                                      (290)
   Increase in other liabilities                                      (23)
   Increase in estimated costs during the
       period of liquidation                                         (559)

 Net liabilities in liquidation at June 30, 1996                 $ (3,959)

                 See Accompanying Notes To Financial Statements

b)                             ANGELES PARTNERS XV

             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                                  June 30, 1995





 Net liabilities in liquidation at December 31, 1994             $ (5,862)

 Changes in net liabilities in liquidation attributed to:

   Increase in unrestricted cash                                      119
   Decrease in restricted cash                                        (28)
   Decrease in accounts receivable                                     (2)
   Decrease in escrows for taxes                                      (94)
   Increase in other assets                                             8
   Increase in investment properties                                2,374
   Decrease in accounts payable                                        65
   Increase in accrued taxes                                          (17)
   Decrease in tenant security deposit liabilities                    131
   Increase in accrued interest                                    (1,232)
   Decrease in other liabilities                                      244
   Decrease in mortgage notes payable                                  22
   Decrease in estimated costs during the
       period of liquidation                                          392

 Net liabilities in liquidation at June 30, 1995                 $ (3,880)

                  See Accompanying Note to Financial Statements

e)                             ANGELES PARTNERS XV
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

As of December 31, 1994, the Partnership adopted the liquidation basis of accounting. The Partnership had experienced significant recurring operating losses. Also, the Partnership sold six of the eleven Cleveland Industrial Complex ("Cleveland") buildings and the Rancho Park Office Building during 1994. In March 1995, the lender on the non-recourse debt secured by the Marina Plaza notified the Partnership that this debt was in default and initiated foreclosure proceedings. Marina Plaza was placed in receivership in June 1995, and was foreclosed upon on August 1, 1995. In addition, the Partnership was in default on recourse indebtedness totaling $3,500,000 due to Angeles Mortgage Investment Trust ("AMIT"). Of this debt, $1,500,000 was secured by one of the remaining Cleveland buildings and AMIT placed the property in receivership in January 1995, and foreclosed on the property on September 6, 1995. AMIT also foreclosed on another of the Cleveland buildings on August 23, 1995. The remaining $2,000,000 was recourse to the Partnership and AMIT received a default judgment against the Partnership on January 18, 1995. As a result of the foreclosure on the Cleveland building on August 23, 1995, this judgment was reduced by $500,000. At this time, the Managing General Partner believes the equity in the remaining three Cleveland buildings is not sufficient to retire the AMIT debt, therefore, the Managing General Partner expects to transfer the Partnership's interest in the remaining Cleveland buildings to AMIT as full satisfaction of the debt. In July of 1996, AMIT entered a complaint for foreclosure and other relief against Angeles Partners XV. On July 26, 1996, the remaining Cleveland Properties were placed in receivership. The receiver is authorized to collect the rents, profits and all income derived from the properties, to maintain the premises, and otherwise preserve, manage, maintain and protect such properties. The Partnership does not intend nor does it have the ability to purchase any additional properties and the Managing General Partner has decided to liquidate the Partnership upon foreclosure of the final property.

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

The statement of net liabilities in liquidation as of June 30, 1996, includes $866,000 of accrued costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the fourth quarter of 1997. These costs include anticipated legal fees ($12,000), administrative expenses ($1,150,000), audit fees ($51,000), less income from property operations ($347,000). Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

AAP's working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $1,582,000 at June 30, 1996, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest charges for this loan were $81,000 and $86,000 for the six months ended June 30, 1996 and 1995, respectively.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, has provided secondary financing to the Partnership secured by the Partnership's investment properties known as Cleveland Industrial and Marina Plaza. One of the notes in the amount of $600,000 secured by one of the Cleveland Industrial buildings was assumed by the purchaser of the building during 1994. Total AMIT indebtedness at June 30, 1996, is $1,500,000, plus accrued interest of approximately $1,314,000. Total interest charges were $209,000 and $336,000 for the six months ended June 30, 1996 and 1995, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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

Note B - Angeles Acceptance Pool, Angeles Mortgage Investment Trust - continued

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

The following transactions with the Managing General Partner and affiliates for the six months ended June 30, 1996 and 1995, are as follows:


                                                      1996        1995
                                                        (in thousands)
 Property management fees                             $ 25         $ 53
 Reimbursement for services of affiliates               36           69


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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION

Results of Operations, Liquidity and Capital Resources

As of December 31, 1994, the Partnership adopted the liquidation basis of accounting. The Partnership has experienced significant recurring operating losses. In March 1995, the lender on the non-recourse debt secured by the Marina Plaza notified the Partnership that this debt was in default and initiated foreclosure proceedings. Marina Plaza was placed in receivership in June 1995, and was foreclosed upon on August 1, 1995. The Partnership was in default on recourse indebtedness totaling $3,500,000 due to Angeles Mortgage Investment Trust ("AMIT"). Of this debt, $1,500,000 was secured by one of the remaining Cleveland buildings and AMIT placed the property in receivership in January 1995, and foreclosed on it September 6, 1995. AMIT also foreclosed on another of the Cleveland buildings on August 23, 1995. The remaining $2,000,000 is recourse to the Partnership and AMIT received a default judgment against the Partnership on January 18, 1995. As a result of the foreclosure on the Cleveland building on August 23, 1995, this judgment was reduced by $500,000.
At this time, the Managing General Partner believes the equity in the remaining three Cleveland buildings is not sufficient to retire the AMIT debt, therefore, the Managing General Partner expects to transfer the Partnership's interest in the remaining Cleveland buildings to AMIT as full satisfaction of the debt. In July of 1996, AMIT entered a complaint for foreclosure and other relief against Angeles Partners XV. On July 26, 1996, the remaining Cleveland Properties were placed in receivership. The receiver is authorized to collect the rents, profits and all income derived from the properties, to maintain the premises, and otherwise preserve, manage, maintain and protect such properties. The General Partner intends to terminate the Partnership upon foreclosure of the final property.

In November 1992, Angeles Acceptance Pool ("AAP"), a Delaware limited partnership, was organized to acquire and hold the obligations evidencing the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the Managing General Partner, was, until April 14, 1995, the 1% General Partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the Managing General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

AAP's working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $1,582,000 at June 30, 1996 and 1995, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest charges for this loan were $81,000 and $86,000 for the six month periods ended June 30, 1996 and 1995, respectively.

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

The investment properties were adjusted to their estimated net realizable value. The estimated net realizable value for the three Cleveland buildings remaining at June 30, 1996, was based on independent appraisals. Prior to the change from the going concern basis to the liquidation basis of accounting, investment properties were stated at the lower of cost or estimated fair value.

The statement of net liabilities in liquidation as of June 30, 1996, includes $866,000 of accrued costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the fourth quarter of 1997. These costs include anticipated legal fees ($12,000), administrative expenses ($1,150,000), audit fees ($51,000), less income from property operations ($347,000). Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

For the six months ended June 30, 1996, the Partnership recorded an increase in the estimated costs during the period of liquidation of $559,000. This increase is primarily due to the extended liquidation period resulting in additional interest due to AMIT and AAP and audit fees.


                        PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In July of 1996, AMIT entered a complaint for foreclosure and other relief against Angeles Partners XV. On July 26, 1996, the remaining Cleveland Properties were placed in receivership. The receiver is authorized to collect the rents, profits and all income derived from the properties, to maintain the premises, and otherwise preserve, manage, maintain and protect such properties. The Partnership does not intend nor does it have the ability to purchase any additional properties and the Managing General Partner has decided to liquidate the Partnership upon foreclosure of the final property.

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

      b)  Reports on Form 8-K filed during the quarter ended June 30, 1996:

          None.

                                   SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ANGELES PARTNERS XV

                                    By: Angeles Realty Corporation II
                                        Managing General Partner



                                    By: /s/Carroll D. Vinson
                                        Carroll D. Vinson
                                        President




                                    By: /s/Robert D. Long, Jr.
                                        Robert D. Long, Jr.
                                        Vice President/CAO




                                    Date:  August 12, 1996