Form 10QSB
period 1996-09-30
ANGELES PARTNERS XV
filed 1996-10-31
CIK 788331

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

               For the quarterly period ended September 30, 1996

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

                               September 30, 1996

Assets
  Cash:
       Unrestricted                                           $   389
     Accounts receivable                                           20
     Other assets                                                  95
     Investment properties                                      5,400
                                                                5,904

Liabilities
     Tenant security deposits                                       2
     Property taxes                                                83
     Interest                                                   2,066
     Notes payable including $1,500,000
       in default                                               6,967
     Estimated costs during the period
       of liquidation                                             580
                                                                9,698

     Net liabilities in liquidation                           $(3,794)

                 See Accompanying Notes to Financial Statements


b)                           ANGELES PARTNERS XV

             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                               September 30, 1996



Net liabilities in liquidation at December 31, 1995            $ (3,209)

Changes in net liabilities in liquidation attributed to:

  Increase in unrestricted cash                                     158
  Decrease in restricted cash                                       (11)
  Increase in accounts receivable                                    20
  Decrease in escrows for taxes                                      (8)
  Increase in other assets                                           53
  Increase in accrued taxes                                         (30)
  Increase in accrued interest                                     (506)
  Decrease in other liabilities                                      12
  Increase in estimated costs during the
      period of liquidation                                        (273)

Net liabilities in liquidation at September 30, 1996           $ (3,794)

                 See Accompanying Notes To Financial Statements


b)                           ANGELES PARTNERS XV

             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                               September 30, 1995


Net liabilities in liquidation at December 31, 1994            $ (5,862)

Changes in net liabilities in liquidation attributed to:

  Increase in unrestricted cash                                      57
  Decrease in restricted cash                                       (19)
  Decrease in accounts receivable                                   (52)
  Decrease in escrows for taxes                                    (120)
  Increase in other assets                                            1
  Decrease in investment properties                              (9,750)
  Decrease in accounts payable                                       67
  Decrease in accrued taxes                                          65
  Decrease in tenant security deposit liabilities                   149
  Increase in accrued interest                                      (56)
  Decrease in other liabilities                                     218
  Decrease in mortgage notes payable                             11,858
  Decrease in estimated costs during the
      period of liquidation                                         567

Net liabilities in liquidation at September 30, 1995           $ (2,877)

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

The statement of net liabilities in liquidation as of September 30, 1996, includes $580,000 of accrued costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the fourth quarter of 1997. These costs include anticipated legal fees ($12,000), administrative expenses ($890,000), audit fees ($43,000), net of income from property operations of $365,000. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

AAP's working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $1,582,000 at September 30, 1996, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest charges for this loan were $122,000 and $129,000 for the nine months ended September 30, 1996 and 1995, respectively.

NOTE B - ANGELES ACCEPTANCE POOL, ANGELES MORTGAGE INVESTMENT TRUST - CONTINUED

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, has provided secondary financing to the Partnership secured by the Partnership's investment properties known as Cleveland Industrial and Marina Plaza. One of the notes in the amount of $600,000 secured by one of the Cleveland Industrial buildings was assumed by the purchaser of the building during 1994. Total AMIT indebtedness at September 30, 1996, is $1,500,000, plus accrued interest of approximately $1,425,000. Total interest charges were $319,000 and $486,000 for the nine months ended September 30, 1996 and 1995, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, currently owns 87,700 Class A shares of AMIT. These Class A Shares entitle LAC to vote approximately 2% of the total shares. The number of Class A Share of AMIT owned by LAC increased from 63,200 shares on September 30, 1996, to 87,700 shares as of October 22, 1996. The voting percentage also increased from 1.5% to 2% over the same time period.

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


NOTE B - ANGELES ACCEPTANCE POOL, ANGELES MORTGAGE INVESTMENT TRUST - CONTINUED

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

The following transactions with the Managing General Partner and affiliates for the nine months ended September 30, 1996 and 1995, are as follows:


                                             1996      1995
                                             (in thousands)

Property management fees                    $ 29      $ 63
Reimbursement for services of affiliates      54        98


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

AAP's working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $1,582,000 at September 30, 1996 and 1995, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest charges for this loan were $122,000 and $129,000 for the nine month periods ended September 30, 1996 and 1995, respectively.

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

The investment properties were adjusted to their estimated net realizable value. The estimated net realizable value for the three Cleveland buildings remaining at September 30, 1996, was based on independent appraisals. Prior to the change from the going concern basis to the liquidation basis of accounting, investment properties were stated at the lower of cost or estimated fair value.

The statement of net liabilities in liquidation as of September 30, 1996, includes $580,000 of accrued costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the fourth quarter of 1997. These costs include anticipated legal fees ($12,000), administrative expenses ($890,000), audit fees ($43,000), net of income from property operations of $365,000. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

For the nine months ended September 30, 1996, the Partnership recorded an increase in the estimated costs during the period of liquidation of $273,000 as compared to the December 1995 estimate due to the extension of the liquidation period to December of 1997. For the three months ended September 30, 1996, the Partnership recorded a decrease in the estimated costs to liquidate the Partnership. This decrease is primarily due to the elimination of property management fee due to the court assigning a receiver to manage the Partnership's remaining investment properties.


                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July of 1996, AMIT entered a complaint for foreclosure and other relief against Angeles Partners XV. On July 26, 1996, the remaining Cleveland Properties were placed in receivership. The receiver is authorized to collect the rents, profits and all income derived from the properties, to maintain the premises, and otherwise preserve, manage, maintain and protect such properties. The Partnership does not intend nor does it have the ability to purchase any additional properties and the Managing General Partner has decided to liquidate the Partnership upon foreclosure of the final property. MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 87,700 Class A shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares. The number of Class A Shares of AMIT owned by LAC increased from 63,200 shares on September 30, 1996, to 87,700 shares as of October 22, 1996. The voting percentage also increased from 1.5% to 2% over the same time period.

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

     b) Reports on Form 8-K filed during the quarter ended September 30, 1996:

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


                             Date:  October 31, 1996