Form 10KSB
period 1996-12-31
ANGELES PARTNERS XV
filed 1997-03-26
CIK 788331

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(d)
                  (As last amended by 34-31905, eff. 4/26/93)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [No Fee Required]

                  For the fiscal year ended December 31, 1996

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

The Registrant has no employees. Administrative services are performed by Angeles Realty Corporation II, the Managing General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia").


Item 2.     Description of Properties

As of December 31, 1994, the Partnership adopted the liquidation basis of accounting. The Partnership has experienced significant recurring operating losses. In March 1995, the lender on the non-recourse debt secured by the Marina Plaza notified the Partnership that this debt was in default and initiated foreclosure proceedings. Marina Plaza was placed in receivership in June 1995, and was foreclosed upon on August 1, 1995. In addition, the Partnership was in default on recourse indebtedness totaling $3,500,000 due to Angeles Mortgage Investment Trust ("AMIT"). Of this debt, $1,500,000 was secured by one of the remaining Cleveland Industrial Complex ("Cleveland") buildings and AMIT placed the property in receivership in January 1995, and foreclosed on the property on September 6, 1995. AMIT also foreclosed on another of the Cleveland buildings on August 23, 1995. The remaining $2,000,000 was recourse to the Partnership and AMIT received a default judgment against the Partnership on January 18, 1995. As a result of the foreclosure on the Cleveland building on August 23, 1995, this judgment was reduced by $500,000.
At this time, the Managing General Partner believes the equity in the remaining three Cleveland buildings is not sufficient to retire the AMIT debt, therefore, the Managing General Partner expects to transfer the Partnership's interest in the remaining Cleveland buildings to AMIT. In July of 1996, AMIT entered a complaint for foreclosure and other relief against Angeles Partners XV. On July 26, 1996, the remaining Cleveland properties were placed in receivership. The receiver is authorized to collect the rents, profits and all income derived from the properties, to maintain the premises, and otherwise preserve, manage, maintain and protect such properties. The Partnership does not intend, nor does it have the ability, to purchase any additional properties and the Managing General Partner has decided to liquidate the Partnership upon foreclosure of the final property.

Item 3.     Legal Proceedings

In July 1996, AMIT entered a complaint for foreclosure and other relief against Angeles Partners XV. On July 26, 1996, the remaining Cleveland Properties were placed in receivership. The receiver is authorized to collect the rents, profits and all income derived from the properties, to maintain the premises, and otherwise preserve, manage, maintain and protect such properties. The Partnership does not intend nor does it have the ability to purchase any additional properties and the Managing General Partner has decided to liquidate the Partnership upon foreclosure of the final property.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 39% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., ("Insignia") which provides property management and partnership administration services to the Partnership, owns 126,500 Class A shares of AMIT. These Class A Shares entitle LAC to vote approximately 2.9% of the total shares. In addition, Insignia has engaged and continues to engage in discussions with AMIT regarding various potential business combinations with affiliates of Insignia.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The security holders of the Partnership did not vote on any matter during the fiscal year covered by this report.

                                    PART II


Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 17,321 Limited Partnership Units during its offering period through April 1, 1987. The Partnership currently has 17,149 Limited Partnership Units outstanding and 1,708 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

The Partnership has discontinued making cash distributions from operations and does not anticipate any cash available for distributions upon the liquidation of the Partnership.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations, Liquidity and Capital Resources

As of December 31, 1994, the Partnership adopted the liquidation basis of accounting. The Partnership has experienced significant recurring operating losses. In March 1995, the lender on the non-recourse debt secured by the Marina Plaza notified the Partnership that this debt was in default and initiated foreclosure proceedings. Marina Plaza was placed in receivership in June 1995, and was foreclosed upon on August 1, 1995. The Partnership was in default on recourse indebtedness totaling $3,500,000 due to Angeles Mortgage Investment Trust ("AMIT"). Of this debt, $1,500,000 was secured by one of the remaining Cleveland Industrial Complex ("Cleveland") buildings and AMIT placed the property in receivership in January 1995, and foreclosed on it September 6, 1995. AMIT also foreclosed on another of the Cleveland buildings on August 23, 1995. The remaining $2,000,000 is recourse to the Partnership and AMIT received a default judgment against the Partnership on January 18, 1995. As a result of the foreclosure on the Cleveland building on August 23, 1995, this judgment was reduced by $500,000. At this time, the Managing General Partner believes the equity in the remaining three Cleveland buildings is not sufficient to retire the AMIT debt, therefore, the Managing General Partner expects to transfer the Partnership's interest in the remaining Cleveland buildings to AMIT. In July of 1996, AMIT entered a complaint for foreclosure and other relief against Angeles Partners XV. On July 26, 1996, the remaining Cleveland properties were placed in receivership. The receiver is authorized to collect the rents, profits and all income derived from the properties, to maintain the premises, and otherwise preserve, manage, maintain and protect such properties. The Managing General Partner intends to terminate the Partnership upon foreclosure of the final property.

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

AAP's working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $1,582,000 at December 31, 1996 and December 31, 1995, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest charges for this loan were approximately $163,000 and $171,000 for the years ended
December 31, 1996 and 1995, respectively.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 1994, from the going concern basis of accounting to the liquidation basis of accounting. Consequently, assets have been valued at the estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner's estimates as of the date of the financial statements.

The investment properties were adjusted to their estimated net realizable value. The estimated net realizable value for the three Cleveland buildings remaining at December 31, 1996, was based on independent appraisals.

The statement of net liabilities in liquidation as of December 31, 1996, includes approximately $548,000 of accrued costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the fourth quarter of 1997. These costs include anticipated legal fees ($11,000) and administrative expenses ($811,000), less income from property operations ($274,000). Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

For the year ended December 31, 1996, the Partnership recorded an increase in the estimated costs during the period of liquidation of approximately $241,000. This increase is primarily due to the extension of the liquidation period to December of 1997.

Item 7.  Financial Statements

ANGELES PARTNERS XV

LIST OF FINANCIAL STATEMENTS


  Report of Independent Auditors

  Statement of Net Liabilities in Liquidation - December 31, 1996

  Statement of Changes in Net Liabilities in Liquidation - Year ended December
     31, 1996

  Statement of Changes in Net Liabilities in Liquidation - Year ended December
     31, 1995

  Notes to Financial Statements




               Report of Ernst & Young LLP, Independent Auditors




The Partners
Angeles Partners XV


We have audited the statement of net liabilities in liquidation of Angeles Partners XV as of December 31, 1996 and the related statements of changes in net liabilities in liquidation for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net liabilities in liquidation of Angeles Partners XV as of December 31, 1996 and the changes in net liabilities in liquidation for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles applied on the basis of accounting described in Note A to the financial statements.




                                                        /S/ERNST & YOUNG LLP


Greenville, South Carolina
March 12, 1997
                             ANGELES PARTNERS XV

                  Statement of Net Liabilities in Liquidation
                                 (in thousands)

                               December 31, 1996


                                                                 1996
Assets
  Cash                                                        $    370
  Other assets                                                      14
  Investment properties (Note A)                                 5,400
                                                                 5,784
Liabilities
  Property taxes                                                   111
  Interest                                                       2,183
  Notes payable, including $1,500,000
     in default (Notes A and B)                                  6,967
  Estimated costs during the period
     of liquidation (Note A)                                       548
                                                                 9,809

  Net liabilities in liquidation (Note A)                      $(4,025)

                 See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS XV

             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                          Year Ended December 31, 1996


Net liabilities in liquidation
  at December 31, 1995                                       $(3,209)

Changes in net liabilities in liquidation attributed to:

  Increase in unrestricted cash                                  139
  Decrease in restricted cash                                    (11)
  Decrease in escrows for taxes                                   (8)
  Decrease in other assets                                       (28)
  Increase in accrued taxes                                      (58)
  Decrease in tenant security deposit liabilities                  2
  Increase in accrued interest                                  (623)
  Decrease in other liabilities                                   12
  Increase in estimated costs during
    the period of liquidation                                   (241)

  Net liabilities in liquidation at
      December 31, 1996                                      $(4,025)

                 See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS XV

             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (in thousands)
                          Year Ended December 31, 1995



Net liabilities in liquidation
  at December 31, 1994                                        $(5,861)

Changes in net liabilities in liquidation attributed to:

  Increase in unrestricted cash                                    53
  Decrease in restricted cash                                     (47)
  Decrease in accounts receivable                                 (86)
  Decrease in escrows for taxes                                  (146)
  Decrease in other assets                                         (4)
  Decrease in investment properties                            (9,701)
  Decrease in accounts payable                                     68
  Decrease in accrued taxes                                        95
  Decrease in tenant security deposit liabilities                 158
  Increase in accrued interest                                   (225)
  Decrease in other liabilities                                   259
  Decrease in mortgage notes payable                           11,858
  Decrease in estimated costs during the
  period of liquidation                                           370

  Net liabilities in liquidation at
      December 31, 1995                                       $(3,209)


                 See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS XV
                            (A Limited Partnership)

                         Notes to Financial Statements


Note A - Organization and Significant Accounting Policies

Basis of Presentation

As of December 31, 1994, the Partnership adopted the liquidation basis of accounting. The Partnership has experienced significant recurring operating losses. In March 1995, the lender on the non-recourse debt secured by the Marina Plaza notified the Partnership that this debt was in default and initiated foreclosure proceedings. Marina Plaza was placed in receivership in June 1995, and was foreclosed upon on August 1, 1995. In addition, the Partnership was in default on recourse indebtedness totaling $3,500,000 due to Angeles Mortgage Investment Trust ("AMIT"). Of this debt, $1,500,000 was secured by one of the remaining Cleveland Industrial Complex ("Cleveland") buildings and AMIT placed the property in receivership in January 1995, and foreclosed on the property on September 6, 1995. AMIT also foreclosed on another of the Cleveland buildings on August 23, 1995. The remaining $2,000,000 was recourse to the Partnership and AMIT received a default judgment against the Partnership on January 18, 1995. As a result of the foreclosure on the Cleveland building on August 23, 1995, this judgment was reduced by $500,000.
At this time, the Managing General Partner believes the equity in the remaining three Cleveland buildings is not sufficient to retire the AMIT debt, therefore, the Managing General Partner expects to transfer the Partnership's interest in the remaining Cleveland buildings to AMIT. In July of 1996, AMIT entered a complaint for foreclosure and other relief against Angeles Partners XV. On July 26, 1996, the remaining Cleveland properties were placed in receivership. The receiver is authorized to collect the rents, profits and all income derived from the properties, to maintain the premises, and otherwise preserve, manage, maintain and protect such properties. The Partnership does not intend nor does it have the ability to purchase any additional properties and the Managing General Partner has decided to liquidate the Partnership upon foreclosure of the final property.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 1994, from the going concern basis of accounting to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner's estimates as of the date of the financial statements.

The investment properties were adjusted to their estimated net realizable values. The net realizable values were based on certified appraisals.

The statement of net liabilities in liquidation as of December 31, 1996, includes approximately $548,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 1997. These costs include anticipated legal fees and administrative expenses, net of estimated income from property operations. Because the realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Organization: Angeles Partners XV ("the Partnership") is a California limited partnership organized on June 29, 1984, to acquire and operate commercial properties. The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II"), an affiliate of Insignia Financial Group, Inc. As of December 31, 1996, the Partnership operates three commercial properties in Cleveland, Ohio.

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

Reclassifications: Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

Leases: The Partnership leases commercial space to tenants under various lease terms.


Note B - Notes Payable

The principal terms of notes payable are as follows (dollar amounts in thousands):


                      Principal     Monthly                       Principal
                      Balance At    Payment    Stated              Balance
                     December 31,  Including  Interest  Maturity   Due At
                         1996     Interest(1)   Rate      Date    Maturity

Cleveland Industrial
  1st mortgage         $1,775       $11        7.15%     09/98     $1,775
  1st mortgage          2,090        12        7.15%     09/98      2,090

Angeles Partners
  XV-AAP
 Notes payable
  (Note D)              1,582        10          (5)     11/97      1,582

 Note payable in
  default(2)(3)(4)      1,500        21       12.50%     12/95      1,500

 Note payable              20         0        8.00%     07/04         20

                       $6,967       $54                            $6,967

(1)  Interest only payments.
(2) The Partnership executed mortgages on previously owned properties to secure this obligation. However, the holder of the first trust deeds, whose loan documents prohibit subliens, required the second trust deeds to be removed from record. Accordingly, this obligation is now unsecured.
(3)  Debt is currently in default as debt service has been discontinued.
(4)  Loan provided by Angeles Mortgage Investment Trust (See "Note D").
(5)  Interest calculated at prime plus 2% (currently 10.25%).

Mortgages are collateralized by the related property and improvements and by pledge of revenues from the property and improvements of the Partnership.

Scheduled principal payments of notes payable subsequent to December 31, 1996, are as follows (in thousands):


                 1997                 $3,082
                 1998                  3,865
                 1999                     --
                 2000                     --
                 2001                     --
            Thereafter                    20
                                      $6,967


Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

For the year ended December 31, 1996, the Federal taxable loss was approximately $818,000, or $47.23 per limited partnership unit. For the year ended December 31, 1995, the Federal taxable income was $2,704,000 or $155.26 per limited partnership unit.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):


      Net liabilities in liquidation, as reported             $(4,025)
      Land and buildings                                        1,042
      Accumulated depreciation                                 (3,002)
      Syndication and distribution costs                        2,548
      Other                                                       664

      Net liabilities - Federal tax basis                     $(2,773)


Note D - Transactions with Affiliated Parties

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

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The day to day management of the remaining investment properties are managed by a third party receiver, which was court appointed.

The following amounts (in thousands) were paid to the Managing General Partner and affiliates in 1996 and 1995:


                                                         1996      1995

  Property management fees                               $ 29       $ 76
  Property lease commissions                               --         79
  Reimbursement for services of affiliates                 73        145

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

AAP's working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $1,582,000 at December 31, 1996, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest charges for this loan were approximately $163,000 and $171,000 for the year ended December 31, 1996 and 1995, respectively.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, has provided secondary financing to the Partnership secured by the Partnership's investment properties known as Cleveland Industrial and Marina Plaza. One of the notes in the amount of $600,000 secured by one of the Cleveland Industrial buildings was assumed by the purchaser of the building during 1994. Total AMIT indebtedness at December 31, 1996, is $1,500,000, plus accrued interest of approximately $1,541,000. Total interest charges were approximately $436,000 and $580,000 for the years ended December 31, 1996 and 1995, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 39% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., ("Insignia") which provides property management and partnership administration services to the Partnership, currently owns 126,500 Class A shares of AMIT. These Class A Shares entitle LAC to vote approximately 2.9% of the total shares. In addition, Insignia has engaged and continues to engage in discussions with AMIT regarding various potential business combinations with affiliates of Insignia.

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

The present officers of the Managing General Partner are listed below:


Name                             Age         Position

Carroll D. Vinson                56          President

Robert D. Long, Jr.              29          Controller and Principal Accounting
                                             Officer

William H. Jarrard, Jr.          50          Vice President

John K. Lines                    37          Secretary

Kelley M. Buechler               39          Assistant Secretary



Carroll D. Vinson has been President of Metropolitan Asset Enhancement, L.P., since August of 1994. Prior to that, from April 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

Robert D. Long, Jr. is Controller and Principal Accounting Officer of Metropolitan Asset Enhancement, L.P. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates.

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration & Asset Management from July 1994 until January 1996.

John K. Lines has been General Counsel and Secretary of Insignia since June 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities with U. S Shelter.

Item 10.  Executive Compensation

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Note D" of the Financial Statements included under "Item 7," which is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of January 1, 1997, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

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

tem 12.  Certain Relationships and Related Transactions

No transactions have occurred between the Partnership and any officer or director of ARC II.

During the year ended December 31, 1996, the transactions that occurred between the Partnership and ARC II and affiliates of ARC II pursuant to the terms of the Agreement are disclosed under "Note D" of the Partnerships' Financial Statements included under "Item 7," which is hereby incorporated by reference.


Item 13. Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b)      Reports on Form 8-K filed during the fourth quarter of 1996:

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

                              Date:  March 26, 1997



          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Carroll D. Vinson                 President
Carroll D. Vinson

/s/Robert D. Long, Jr.               Controller and Principal
Robert D. Long, Jr.                  Accounting Officer

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