Form 10QSB
period 1997-03-31
ANGELES PARTNERS XV
filed 1997-05-12
CIK 788331

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

                 For the quarterly period ended March 31, 1997

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
                                 (in thousands)

                                 March 31, 1997



Assets
     Cash                                                 $    424
     Other assets                                               28
     Accounts receivable                                         1
     Investment properties                                   5,400
                                                             5,853
Liabilities
     Property taxes                                            139
     Interest                                                2,358
     Notes payable, including $1,500
       in default                                            6,967
     Estimated costs during the period
       of liquidation                                          464
                                                             9,928

     Net liabilities in liquidation                       $ (4,075)

                 See Accompanying Notes to Financial Statements

b)                           ANGELES PARTNERS XV

             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                                 March 31, 1997




Net liabilities in liquidation at December 31, 1996         $(4,025)

Changes in net liabilities in liquidation attributed to:

  Increase in cash                                                54
  Increase in other assets                                        15
  Increase in accrued taxes                                      (28)
  Increase in accrued interest                                  (175)
  Decrease in estimated costs during the
      period of liquidation                                        84

Net liabilities in liquidation at March 31, 1997              $(4,075)

                 See Accompanying Notes To Financial Statements

b)                           ANGELES PARTNERS XV

             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                                 March 31, 1996


Net liabilities in liquidation at December 31, 1995                 $(3,209)
Changes in net liabilities in liquidation attributed to:

  Increase in unrestricted cash                                          42
  Increase in escrows for taxes                                          30
  Decrease in other assets                                               (6)
  Increase in accrued taxes                                             (29)
  Increase in accrued interest                                         (143)
  Increase in other liabilities                                         (24)
  Increase in estimated costs during the
      period of liquidation                                            (157)

Net liabilities in liquidation at March 31, 1996                    $(3,496)

                 See Accompanying Note to Financial Statements

e)                             ANGELES PARTNERS XV

                         NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

As of December 31, 1994, the Angeles Partners XV ("Partnership") adopted the liquidation basis of accounting. The Partnership has experienced significant recurring operating losses. In March 1995, the lender on the non-recourse debt secured by the Marina Plaza notified the Partnership that this debt was in default and initiated foreclosure proceedings. Marina Plaza was placed in receivership in June 1995, and was foreclosed upon on August 1, 1995. In addition, the Partnership was in default on recourse indebtedness totaling $3,500,000 due to Angeles Mortgage Investment Trust ("AMIT"). Of this debt, $1,500,000 was secured by one of the remaining Cleveland Industrial Complex ("Cleveland") buildings and AMIT placed the property in receivership in January 1995, and foreclosed on the property on September 6, 1995. AMIT also foreclosed on another of the Cleveland buildings on August 23, 1995. The remaining $2,000,000 was recourse to the Partnership and AMIT received a default judgment against the Partnership on January 18, 1995. As a result of the foreclosure on the Cleveland building on August 23, 1995, this judgment was reduced by $500,000. At this time, Angeles Realty Corporation II ("Managing General Partner") believes the equity in the remaining three Cleveland buildings is not sufficient to retire the AMIT debt, therefore, the Managing General Partner expects to transfer the Partnership's interest in the remaining Cleveland buildings to AMIT. In July of 1996, AMIT entered a complaint for foreclosure and other relief against Angeles Partners XV. On July 26, 1996, the remaining Cleveland Properties were placed in receivership. The receiver is authorized to collect the rents, profits and all income derived from the properties, to maintain the premises, and otherwise preserve, manage, maintain and protect such properties. The Partnership does not intend nor does it have the ability to purchase any additional properties and the Managing General partner has decided to liquidate the Partnership upon foreclosure of the final property.

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

The statement of net liabilities in liquidation as of March 31, 1997, includes approximately $464,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 1997. These costs include anticipated legal fees, administrative expenses, and are net of estimated income from property operations. Because the realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

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

The following amounts were paid to the Managing General Partner and affiliates during the three months ended March 31, 1997 and 1996:


                                                   1997           1996
                                                     (in thousands)
Property management fees                           $ --           $ 13
Reimbursement for services of affiliates             24             18 (1)


(1) Reimbursement for services of affiliates during 1996 had not been paid as of March 31, 1996. The Partnership owed $30,000 to affiliates as reimbursement for services.


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

AAP's working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $1,582,000 at March 31, 1997, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest charges for this loan were approximately $41,000 for the three months ended March 31, 1997 and 1996.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, has provided secondary financing to the Partnership secured by the Partnership's investment properties known as Cleveland Industrial and Marina Plaza. One of the notes in the amount of $600,000 secured by one of the Cleveland Industrial buildings was assumed by the purchaser of the building during 1994. Total AMIT indebtedness at March 31, 1997, is $1,500,000, plus accrued interest of approximately $1,663,000. Total interest charges were approximately $122,000 and $102,000 for the three months ended March 31, 1997 and 1996, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Insignia Properties, L.P. ("IPLP"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at March 31, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP executed an irrevocable proxy in favor of AMIT, the result of which is that MAE GP is permitted to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP is obligated to deliver to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of the Declaration of Trust of AMIT).

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). It is anticipated that the resulting combined entity would be owned approximately 82% by Insignia and its affiliates and 18% by the pre-combination AMIT shareholders (including MAE GP and IPLP). The proposed transaction is contingent upon, among other things, satisfactory review of the business, operations, properties and assets of AMIT and IPT, the negotiation and execution of definitive agreements and the approval of the proposed transaction by the trustees and shareholders of each of AMIT and IPT.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION

Results of Operations, Liquidity and Capital Resources

As of December 31, 1994, the Partnership adopted the liquidation basis of accounting. The Partnership has experienced significant recurring operating losses. In March 1995, the lender on the non-recourse debt secured by the Marina Plaza notified the Partnership that this debt was in default and initiated foreclosure proceedings. Marina Plaza was placed in receivership in June 1995, and was foreclosed upon on August 1, 1995. The Partnership was in default on recourse indebtedness totaling $3,500,000 due to AMIT. Of this debt, $1,500,000 was secured by one of the remaining Cleveland buildings and AMIT placed the property in receivership in January 1995, and foreclosed on it September 6, 1995. AMIT also foreclosed on another of the Cleveland buildings on August 23, 1995. The remaining $2,000,000 is recourse to the Partnership and AMIT received a default judgment against the Partnership on January 18, 1995.
As a result of the foreclosure on the Cleveland building on August 23, 1995, this judgment was reduced by $500,000. At this time, the Managing General Partner believes the equity in the remaining three Cleveland buildings is not sufficient to retire the AMIT debt, therefore, the Managing General Partner expects to transfer the Partnership's interest in the remaining Cleveland buildings to AMIT as full satisfaction of the debt. In July of 1996, AMIT entered a complaint for foreclosure and other relief against Angeles Partners
XV. On July 26, 1996, the remaining Cleveland Properties were placed in receivership. The receiver is authorized to collect the rents, profits and all income derived from the properties, to maintain the premises, and otherwise preserve, manage, maintain and protect such properties. The Managing General Partner intends to terminate the Partnership upon foreclosure of the final property.

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

AAP's working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $1,582,000 at March 31, 1997 and 1996, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest charges for this loan were approximately $41,000 for the three months March 31, 1997 and 1996.

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

The investment properties were adjusted to their estimated net realizable value. The estimated net realizable value for the three Cleveland buildings remaining at March 31, 1997, was based on independent appraisals.

The statement of net liabilities in liquidation as of March 31, 1997, includes approximately $464,000 of accrued costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the fourth quarter of 1997. These costs include anticipated legal fees ($11,000) and administrative expenses ($660,000), less income from property operations ($207,000). Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

For the three months ended March 31, 1997, the Partnership recorded a decrease in the estimated costs during the period of liquidation of approximately $84,000. This decrease is primarily due to the payment of liquidation charges.



                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

   Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K filed during the quarter ended March 31, 1997:

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

                               Date:   May 12, 1997