Form 10QSB
period 1997-06-30
ANGELES PARTNERS XV
filed 1997-08-06
CIK 788331

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........

                         Commission file number 0-15546


                              ANGELES PARTNERS XV
       (Exact name of small business issuer as specified in its charter)


        California                                            95-4046025
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

  One Insignia Financial Plaza
   Greenville, South Carolina                                   29602
(Address of principal executive offices)                      (Zip Code)

                   (Issuer's telephone number) (864) 239-1000


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)                             ANGELES PARTNERS XV

                  STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                  (Unaudited)
                                 (in thousands)

                                 June 30, 1997



Assets
    Cash                                          $   425
     Other assets                                      17
     Investment properties                          5,400
                                                    5,842

Liabilities
     Property taxes                               $   176
     Interest                                       2,508
     Notes payable, including $1,500,000
       in default                                   6,967
     Estimated costs during the period
       of liquidation                                 336
                                                    9,987

     Net liabilities in liquidation               $(4,145)

                 See Accompanying Notes to Financial Statements

b)                            ANGELES PARTNERS XV

             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                  (Unaudited)
                                 (in thousands)

                                 June 30, 1997


Net liabilities in liquidation at December 31, 1996    $ (4,025)

Changes in net liabilities in liquidation attributed to:

   Increase in cash                                          55
   Increase in other assets                                   3
   Increase in accrued taxes                                (65)
   Increase in accrued interest                            (325)
   Decrease in estimated costs during the period
       of liquidation                                       212

Net liabilities in liquidation at June 30, 1997        $ (4,145)

                 See Accompanying Notes To Financial Statements

b)                            ANGELES PARTNERS XV

             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                  (Unaudited)
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

                 See Accompanying Notes to Financial Statements

e)                             ANGELES PARTNERS XV

                         NOTES TO FINANCIAL STATEMENTS



Note A - Basis of Presentation

As of December 31, 1994, Angeles Partnership XV (the "Partnership") adopted the liquidation basis of accounting. The Partnership had experienced significant recurring operating losses. In March 1995, the lender on the non-recourse debt secured by Marina Plaza notified the Partnership that this debt was in default and initiated foreclosure proceedings. Marina Plaza was placed in receivership in June 1995, and was foreclosed upon on August 1, 1995. In addition, the Partnership was in default on recourse indebtedness totaling $3,500,000 due to Angeles Mortgage Investment Trust ("AMIT"). Of this debt, $1,500,000 was secured by one of the remaining Cleveland Industrial Complex ("Cleveland") buildings and AMIT placed the property in receivership in January 1995, and foreclosed on the property on September 6, 1995. AMIT also foreclosed on another of the Cleveland buildings on August 23, 1995. The remaining $2,000,000 was recourse to the Partnership and AMIT received a default judgment against the Partnership on January 18, 1995. As a result of the foreclosure on the Cleveland building on August 23, 1995, this judgment was reduced by $500,000. At this time, Angeles Realty Corporation II (the "Managing General Partner") believes the equity in the remaining three Cleveland buildings is not sufficient to retire the AMIT debt, therefore, the Managing General Partner expects to transfer the Partnership's interest in the remaining Cleveland buildings to AMIT. In July of 1996, AMIT entered a complaint for foreclosure and other relief against the Partnership. On July 26, 1996, the remaining Cleveland Properties were placed in receivership. The receiver is authorized to collect the rents, profits and all income derived from the properties, to maintain the premises, and otherwise preserve, manage, maintain and protect such properties. The Partnership does not intend nor does it have the ability to purchase any additional properties and the Managing General Partner has decided to liquidate the Partnership upon foreclosure of the final property.

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

The statement of net liabilities in liquidation as of June 30, 1997, includes approximately $336,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 1997. These costs include anticipated legal fees, administrative expenses, and are net of estimated income from property operations. Because the realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note  B - Transactons with Affiliated Parties

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

The following amounts were paid to the Managing General Partner and affiliates during the six months ended June 30, 1997 and 1996:


                                                          1997         1996
                                                          (in thousands)
Property management fees                                 $ --          $ 25
Reimbursement for services of affiliates                   31            36


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

AAP's working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $1,582,000 at June 30, 1997, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest charges for this loan were approximately $83,000 and $81,000 for the six months ended June 30, 1997 and 1996, respectively.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, has provided secondary financing to the Partnership secured by the Partnership's investment properties known as Cleveland Industrial and Marina Plaza. One of the notes in the amount of $600,000 secured by one of the Cleveland Industrial buildings was assumed by the purchaser of the building during 1994. Total AMIT indebtedness at June 30, 1997, is $1,500,000, plus accrued interest of approximately $1,790,000. Total interest charges were approximately $249,000 and $209,000 for the six months ended June 30, 1997 and 1996, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance L.L.C., an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at June 30, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

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

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997, through the closing date of the merger. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 55% and 2.4%, respectively, of post-merger IPT when this transaction is consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION

Results of Operations, Liquidity and Capital Resources

As of December 31, 1994, the Partnership adopted the liquidation basis of accounting. The Partnership has experienced significant recurring operating losses. In March 1995, the lender on the non-recourse debt secured by Marina Plaza notified the Partnership that this debt was in default and initiated foreclosure proceedings. Marina Plaza was placed in receivership in June 1995, and was foreclosed upon on August 1, 1995. The Partnership was in default on recourse indebtedness totaling $3,500,000 due to AMIT. Of this debt, $1,500,000 was secured by one of the remaining Cleveland buildings and AMIT placed the property in receivership in January 1995, and foreclosed on it September 6, 1995. AMIT also foreclosed on another of the Cleveland buildings on August 23, 1995. The remaining $2,000,000 is recourse to the Partnership and AMIT received a default judgment against the Partnership on January 18, 1995. As a result of the foreclosure on the Cleveland building on August 23, 1995, this judgment was reduced by $500,000. At this time, the Managing General Partner believes the equity in the remaining three Cleveland buildings is not sufficient to retire the AMIT debt, therefore, the Managing General Partner expects to transfer the Partnership's interest in the remaining Cleveland buildings to AMIT as full satisfaction of the debt. In July of 1996, AMIT entered a complaint for foreclosure and other relief against the Partnership. On July 26, 1996, the remaining Cleveland Properties were placed in receivership. The receiver is authorized to collect the rents, profits and all income derived from the properties, to maintain the premises, and otherwise preserve, manage, maintain and protect such properties. The Managing General Partner intends to terminate the Partnership upon foreclosure of the final property.

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

AAP's working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $1,582,000 at June 30, 1997 and 1996, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest charges for this loan were approximately $83,000 and $81,000 for the six month periods ended June 30, 1997 and 1996, respectively.

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

The investment properties were adjusted to their estimated net realizable value. The estimated net realizable value for the three Cleveland buildings remaining at June 30, 1997, was based on independent appraisals.

The statement of net liabilities in liquidation as of June 30, 1997, includes approximately $336,000 of accrued costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the fourth quarter of 1997. These costs include anticipated legal fees ($11,000) and administrative expenses ($462,000), less income from property operations ($137,000). Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

For the six months ended June 30, 1997, the Partnership recorded a decrease in the estimated costs during the period of liquidation of approximately $212,000. This decrease is primarily due to the payment of liquidation charges.



                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K filed during the quarter ended June 30, 1997:

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




                             Date: August 6, 1997