Form 10KSB
period 1997-12-31
ANGELES PARTNERS XV
filed 1998-03-25
CIK 788331

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

(Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

                                       or
[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 [No Fee Required]

               For the transition period from.........to.........

                         Commission file number 0-15546


                              ANGELES PARTNERS XV
                 (Name of small business issuer in its charter)

    California                                             95-4046025
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)

                  One Insignia Financial Plaza, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)
                    Issuer's telephone number (864) 239-1000

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

State the aggregate market value of the voting partnership interests by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partners belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

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

On November 24, 1992, the outstanding stock of the Managing General Partner was effectively transferred to IAP GP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"). Inasmuch as the information contained herein relates to the operation of the Partnership for periods during which neither IAP GP Corporation nor any of its affiliates managed the properties or operations of the Partnership, such information has been provided by Angeles Real Estate Corporation. The Managing General Partner is a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT") which is an affiliate of Insignia. Thus the Managing General Partner is now a wholly-owned subsidiary of IPT. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

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

The Registrant has no employees. Administrative services are performed by the Managing General Partner, an affiliate of Insignia.

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



                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 17,321 Limited Partnership Units during its offering period through April 1, 1987. The Partnership currently has 17,149 Limited Partnership Units outstanding and 1,692 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

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

AAP's working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $1,582,000 at December 31, 1997 and December 31, 1996, with monthly interest only payments at prime plus 2%. The indebtedness is currently in default at December 31, 1997. Total interest charges for this loan were approximately $168,000 and $163,000 for the years ended December 31, 1997 and 1996, respectively.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 1994, from the going concern basis of accounting to the liquidation basis of accounting. Consequently, assets have been valued at their estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner's estimates as of the date of the financial statements.

The investment properties were adjusted to their estimated net realizable value. The estimated net realizable value for the three Cleveland buildings remaining at December 31, 1997, was based on independent appraisals.

The statement of net liabilities in liquidation as of December 31, 1997, includes approximately $816,000 of accrued costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the fourth quarter of 1998. These costs include anticipated legal fees ($11,000) and administrative expenses ($893,000), less income from property operations ($88,000). Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

For the year ended December 31, 1997, the Partnership recorded an increase in the estimated costs during the period of liquidation of approximately $268,000. This increase is primarily due to a decrease in estimated income from property operation.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.  FINANCIAL STATEMENTS

ANGELES PARTNERS XV

LIST OF FINANCIAL STATEMENTS


  Report of Ernst & Young LLP, Independent Auditors

  Statement of Net Liabilities in Liquidation - December 31, 1997

  Statement of Changes in Net Liabilities in Liquidation - Year ended December
     31, 1997

  Statement of Changes in Net Liabilities in Liquidation - Year ended December
     31, 1996

  Notes to Financial Statements







               Report of Ernst & Young LLP, Independent Auditors




The Partners
Angeles Partners XV


We have audited the statement of net liabilities in liquidation of Angeles Partners XV as of December 31, 1997 and the related statements of changes in net liabilities in liquidation for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net liabilities in liquidation of Angeles Partners XV at December 31, 1997 and the changes in net liabilities in liquidation for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles applied on the basis of accounting described in Note A to the financial statements.




                                                            /S/ERNST & YOUNG LLP


Greenville, South Carolina
February 25, 1998,
except for Note E, as to which the date is March 17, 1998


                             ANGELES PARTNERS XV

                  Statement of Net Liabilities in Liquidation
                                 (in thousands)

                               December 31, 1997







Assets
  Cash                                           $    355
  Other assets                                          4
  Investment properties                             4,128
                                                    4,487
Liabilities
  Property taxes                                      111
  Interest                                          2,866
  Notes payable, including $3,082
     in default                                     6,967
  Estimated costs during the period
     of liquidation                                   816
                                                   10,760

  Net liabilities in liquidation                  $(6,273)

                 See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS XV

             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (in thousands)
                          Year Ended December 31, 1997




Net liabilities in liquidation
  at December 31, 1996                                 $(4,025)

Changes in net liabilities in liquidation attributed to:

  Decrease in cash                                         (15)
  Decrease in other assets                                 (10)
  Decrease in investment properties                     (1,272)
  Increase in accrued interest                            (683)
  Increase in estimated costs during the
    period of liquidation                                 (268)

  Net liabilities in liquidation at
      December 31, 1997                                $(6,273)

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

                 See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS XV
                            (A Limited Partnership)

                         Notes to Financial Statements


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

As of December 31, 1994, Angeles Partners XV (the "Partnership") adopted the liquidation basis of accounting. The Partnership had experienced significant recurring operating losses. In March 1995, the lender on the non-recourse debt secured by the Marina Plaza notified the Partnership that this debt was in default and initiated foreclosure proceedings. Marina Plaza was placed in receivership in June 1995, and was foreclosed upon on August 1, 1995. In addition, the Partnership was in default on recourse indebtedness totaling $3,500,000 due to Angeles Mortgage Investment Trust ("AMIT"). Of this debt, $1,500,000 was secured by one of the remaining Cleveland Industrial Complex ("Cleveland") buildings and AMIT placed the property in receivership in January 1995, and foreclosed on the property on September 6, 1995. AMIT also foreclosed on another of the Cleveland buildings on August 23, 1995. The remaining $2,000,000 was recourse to the Partnership and AMIT received a default judgment against the Partnership on January 18, 1995. As a result of the foreclosure on the Cleveland building on August 23, 1995, this judgment was reduced by $500,000. At this time, Angeles Realty Corporation II ("ARC II" or the "Managing General Partner") believes the equity in the remaining three Cleveland buildings is not sufficient to retire the AMIT debt, therefore, the Managing General Partner expects to transfer the Partnership's interest in the remaining Cleveland buildings to AMIT. In July of 1996, AMIT entered a complaint for foreclosure and other relief against Angeles Partners XV. On July 26, 1996, the remaining Cleveland properties were placed in receivership. The receiver is authorized to collect the rents, profits and all income derived from the properties, to maintain the premises, and otherwise preserve, manage, maintain and protect such properties. The Partnership does not intend nor does it have the ability to purchase any additional properties and the Managing General Partner has decided to liquidate the Partnership upon foreclosure of the final property.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 1994, from the going concern basis of accounting to the liquidation basis of accounting. Consequently, assets have been valued at their estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner's estimates as of the date of the financial statements.

The investment properties were adjusted to their estimated net realizable values. The net realizable values were based on appraisals.

The statement of net liabilities in liquidation as of December 31, 1997, includes approximately $816,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 1998. These costs include anticipated legal fees and administrative expenses, net of estimated income from property operations. Because the realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

ORGANIZATION: The Partnership is a California limited partnership organized on June 29, 1984, to acquire and operate commercial properties. The Partnership's Managing General Partner is an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Managing General Partner is a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT") which is an affiliate of Insignia. Thus the Managing General Partner is now a wholly-owned subsidiary of IPT. As of December 31, 1997, the Partnership operates three commercial properties in Cleveland, Ohio.

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

NOTE B - NOTES PAYABLE

The principle terms of notes payable are as follows (dollar amounts in thousands):


                        Principal    Monthly                        Principal
                       Balance At    Payment     Stated              Balance
                      December 31,  Including   Interest Maturity    Due At
                          1997     Interest(1)    Rate     Date     Maturity

Cleveland Industrial
  1st mortgage          $1,775        $11        7.15%    09/98      $1,775
  1st mortgage           2,090         12        7.15%    09/98       2,090

Angeles Partners
  XV-AAP
 Note payable in
  default (Note D) (3)   1,582         (3)         (5)    11/97       1,582

 Note payable in
  default(2)(3)(4)       1,500         (3)      12.50%    12/95       1,500

 Note payable               20         --        8.00%    07/04          20

                        $6,967                                       $6,967


(1)  Interest only payments.
(2) The Partnership executed mortgages on previously owned properties to secure this obligation. However, the holder of the first trust deeds, whose loan documents prohibit subliens, required the second trust deeds to be removed from record. Accordingly, this obligation is now unsecured.
(3)  Debt is currently in default as debt service has been discontinued.
(4)  Loan provided by AMIT (See "Note D").
(5)  Interest calculated at prime plus 2% (currently 10.5%).

Mortgages are collateralized by the related property and improvements and by pledge of revenues from the property and improvements of the Partnership.

As of December 31, 1997 approximately $3,082,000 of the mortgage notes are currently in default. Subsequent to December 31, 1997, scheduled principal payments of $3,865,000 and $20,000 are due in 1998 and 2004, respectively.

NOTE C - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

For the year ended December 31, 1997, the Federal taxable loss was approximately $341,000 or $19.69 per limited partnership unit. For the year ended December 31, 1996, the Federal taxable loss was approximately $818,000 or $47.23 per limited partnership unit.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):


      Net liabilities in liquidation, as reported              $(6,273)
      Land and buildings                                            36
      Accumulated depreciation                                    (912)
      Syndication and distribution costs                         2,548
      Other                                                      1,493

      Net liabilities - Federal tax basis                      $(3,108)


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

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

The following amounts were paid to the Managing General Partner and affiliates in 1997 and 1996 (in thousands):


                                                         1997        1996
  Property management fees                               $ --        $ 29
  Reimbursement for services of affiliates                 36          73

For the period of January 1, 1996 through August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations were not significant.

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

AAP's working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $1,582,000 and is in default at December 31, 1997.

AMIT, a real estate investment trust, has provided secondary financing to the Partnership secured by the Partnership's investment properties known as Cleveland Industrial and Marina Plaza. One of the notes in the amount of $600,000 secured by one of the Cleveland Industrial buildings was assumed by the purchaser of the building during 1994. Total AMIT indebtedness at December 31, 1997, is $1,500,000, plus accrued interest of approximately $2,062,000. Total interest charges were approximately $521,000 and $436,000 for the years ended December 31, 1997 and 1996, respectively.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B shares provide that they are convertible, in whole or in part, into Class A Common Shares of AMIT on the basis of 1 Class A share for every 49 Class B shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B shares so long at AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B shares is also entitled to vote on the same basis as the holders of Class A shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive settlement agreement), have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995), as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the grant of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B shares (as a single block) in the same manner as a majority of the Class A shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section
6.13 of AMIT's Declaration of Trust).

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into IPT, and in connection with that merger, MAE GP dividended all of the Class B shares to its sole stockholder, Metropolitan Asset enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted and intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at December 31, 1997. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, an entity then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A share and Class B share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.

NOTE E - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                      PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant does not have any directors or officers. The Managing General Partner, Angeles Realty Corporation II is responsible for the management and control of substantially all of the Registrant's operations and has general responsibility and ultimate authority in all matters affecting the Registrant's business. The Managing General Partner is a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT") which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus the Managing General Partner is now a wholly-owned subsidiary of IPT.

The present officers of the Managing General Partner are listed below:


Name                             Age         Position

Carroll D. Vinson                57          President and Director

Robert D. Long, Jr.              30          Vice President and Chief
                                             Accounting Officer

William H. Jarrard, Jr.          51          Vice President

Daniel M. LeBey                  32          Secretary

Kelley M. Buechler               40          Assistant Secretary

Carroll D. Vinson has been President and Director of the Managing General Partner and President of Metropolitan Asset Enhancement, L.P. ("MAE"), and subsidiaries since August 1994. He has acted as Chief Operating Officer of IPT, an affiliate of the General Partner, since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been the Vice President and Chief Accounting Officer of the Managing General Partner since August 1994. Mr. Long joined MAE, an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been Senior Vice President of IPT, parent of the Managing General Partner since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Daniel M. LeBey has been Secretary of the Managing General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since December 1993 and Assistant Secretary of Insignia since 1991.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 1, 1998, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

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

The following amounts were paid to the Managing General Partner and affiliates in 1997 and 1996 (in thousands):


                                                        1997       1996
  Property management fees                             $ --       $ 29
  Reimbursement for services of affiliates               36         73


For the period of January 1, 1996 through August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations were not significant.

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

AAP's working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $1,582,000 and is in default at December 31, 1997.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, has provided secondary financing to the Partnership secured by the Partnership's investment properties known as Cleveland Industrial and Marina Plaza. One of the notes in the amount of $600,000 secured by one of the Cleveland Industrial buildings was assumed by the purchaser of the building during 1994. Total AMIT indebtedness at December 31, 1997, is $1,500,000, plus accrued interest of approximately $2,062,000. Total interest charges were approximately $521,000 and $436,000 for the years ended December 31, 1997 and 1996, respectively.

In November 1992, MAE GP Corporation ("MAE GP") acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B shares provide that they are convertible, in whole or in part, into Class A Common Shares of AMIT on the basis of 1 Class A share for every 49 Class B shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B shares is also entitled to vote on the same basis as the holders of Class A shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of
AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive settlement agreement), have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995), as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the grant of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B shares (as a single block) in the same manner as a majority of the Class A shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section
6.13 of AMIT's Declaration of Trust).

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), an affiliate of Insignia, and in connection with that merger, MAE GP dividended all of the Class B shares to its sole stockholder, Metropolitan Asset enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted and intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at December 31, 1997. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, an entity then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A share and Class B share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b)  Reports on Form 8-K filed during the fourth quarter of 1997:

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


                                   ANGELES PARTNERS XV
                                   (A California Limited Partnership)
                                   (Registrant)


                              By:  Angeles Realty Corporation II


                              By:  /s/Carroll D. Vinson
                                   Carroll D. Vinson
                                   President and Director

                              Date:  March 25, 1998



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.


/s/Carroll D. Vinson           President and Director        March 25, 1998
Carroll D. Vinson



/s/Robert D. Long, Jr.         Vice President and Chief      March 25, 1998
Robert D. Long, Jr.            Accounting Officer



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