Form 10QSB
period 1998-06-30
ANGELES PARTNERS XV
filed 1998-08-14
CIK 788331

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

                  For the quarterly period ended June 30, 1998

                                       or

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
                                 (in thousands)

                                 June 30, 1998



Assets
    Cash                                                    $   361
     Other assets                                                 5
     Investment properties                                    4,128
                                                              4,494
Liabilities
     Property taxes                                              93
     Interest                                                 3,254
     Other liabilities                                           29
     Notes payable, including $3,082
       in default                                             6,967
     Estimated costs during the period
       of liquidation                                           113
                                                             10,456

     Net liabilities in liquidation                         $(5,962)

                 See Accompanying Notes to Financial Statements

b)
                              ANGELES PARTNERS XV

             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                  (Unaudited)
                                 (in thousands)

                         Six Months Ended June 30, 1998


Net liabilities in liquidation at December 31, 1997         $ (6,273)

Changes in net liabilities in liquidation attributed to:

   Increase in cash                                                6
   Increase in other assets                                        1
   Decrease in accrued taxes                                      18
   Increase in accrued interest                                 (388)
   Increase in other liabilities                                 (29)
   Decrease in estimated costs during the period
       of liquidation                                            703

Net liabilities in liquidation at June 30, 1998             $ (5,962)

                 See Accompanying Notes to Financial Statements


b)
                              ANGELES PARTNERS XV

             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                  (Unaudited)
                                 (in thousands)

                         Six Months Ended June 30, 1997


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

                 See Accompanying Notes to Financial Statements


e)
                              ANGELES PARTNERS XV

                         NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

As of December 31, 1994, Angeles Partnership XV (the "Partnership") adopted the liquidation basis of accounting. The Partnership had experienced significant recurring operating losses. In March 1995, the lender on the non-recourse debt secured by the Marina Plaza notified the Partnership that this debt was in default and initiated foreclosure proceedings. Marina Plaza was placed in receivership in June 1995, and was foreclosed upon on August 1, 1995. In addition, the Partnership was in default on recourse indebtedness totaling $3,500,000 due to Angeles Mortgage Investment Trust ("AMIT"). Of this debt, $1,500,000 was secured by one of the remaining Cleveland Industrial Complex ("Cleveland") buildings and AMIT placed the property in receivership in January 1995, and foreclosed on the property on September 6, 1995. AMIT also foreclosed on another of the Cleveland buildings on August 23, 1995. The remaining $2,000,000 was recourse to the Partnership and AMIT received a default judgment against the Partnership on January 18, 1995. As a result of the foreclosure on the Cleveland building on August 23, 1995, this judgment was reduced by $500,000. In July of 1996, AMIT entered a complaint for foreclosure and other relief against the Partnership. On July 26, 1996, the remaining Cleveland Properties were placed in receivership. The receiver is authorized to collect the rents, profits and all income derived from the properties, to maintain the premises, and otherwise preserve, manage, maintain and protect such properties. On July 28, 1998, the Partnership executed an Agreement for Deed in Lieu of Foreclosure by and between the Partnership and AMIT, a California business trust. Pursuant thereto, the Partnership conveyed to AMIT in lieu of mortgage foreclosure. Angeles Realty Corporation II, the general partner, did not believe that it was in the Partnership's best interest to contest this foreclosure action because there is no equity in the property or Partnership. Furthermore, the Partnership does not have the funds with which to contest this action. Any remaining cash will be used to cover the costs of liquidating the Partnership. The Partnership does not intend nor does it have the ability to purchase any additional properties and the Managing General Partner has decided to liquidate the Partnership during the third or fourth quarter of 1998. Although the Partnership has $5,962,000 in net liabilities in liquidation at June 30, 1998, neither the general partners nor the limited partners will be required to contribute additional capital to cover this amount.

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

The investment properties were adjusted to their estimated net realizable values. The net realizable values were based on independent appraisals as of December 31, 1997. The statement of net liabilities in liquidation as of June 30, 1998, includes approximately $113,000 of accrued costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the third or fourth quarter of 1998. These costs include anticipated legal fees, administrative expenses, net of estimated income from property operations. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.


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

The following amounts were paid or accrued to the Managing General Partner and affiliates during the six months ended June 30, 1998 and 1997:


                                               1998       1997
                                               (in thousands)
Reimbursement for services of affiliates       $ 20       $ 31


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

In November 1992, Angeles Acceptance Pool ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the Managing General Partner, was, until April 14, 1995, the 1% General Partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the Managing General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. AAP's working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $1,582,000 and is in default at June 30, 1998.

AMIT, a real estate investment trust, has provided secondary financing to the Partnership secured by the Partnership's investment properties known as Cleveland Industrial and Marina Plaza. One of the notes in the amount of $600,000 secured by one of the Cleveland Industrial buildings was assumed by the purchaser of the building during 1994. Total AMIT indebtedness at June 30, 1998, is $1,500,000, plus accrued interest of approximately $2,360,000. Total interest charges were approximately $297,000 and $249,000 for the six months ended June 30, 1998 and 1997, respectively.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Common Shares on the basis of one Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B Shares is also entitled to vote on the same basis as the holders of Class A Shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by such Shares would approximate 1.3% of the total voting power of AMIT).

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

Simultaneously with the execution of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B Shares is permitted to vote those Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B Shares (as a single block) in the same manner as a majority of the Class A Shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B Shares (in November 1992) and March 31, 1995, MAE GP declined to vote these Shares. Since that date, MAE GP voted its Shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into IPT, and in connection with that merger, MAE GP dividended all of the Class B Shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B Shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted or has any current intention to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B Shares or otherwise exercise its rights as a shareholder of AMIT as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A Shares of AMIT at June 30, 1998. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, which was then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 Common Shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT if this transaction is consummated.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership. It is not anticipated that this transaction will have a material effect on the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION

Results of Operations, Liquidity and Capital Resources

As of December 31, 1994, the Partnership adopted the liquidation basis of accounting. The Partnership had experienced significant recurring operating losses. In March 1995, the lender on the non-recourse debt secured by Marina Plaza notified the Partnership that this debt was in default and initiated foreclosure proceedings. Marina Plaza was placed in receivership in June 1995, and was foreclosed upon on August 1, 1995. The Partnership was in default on recourse indebtedness totaling $3,500,000 due to AMIT. Of this debt, $1,500,000 was secured by one of the remaining Cleveland buildings and AMIT placed the property in receivership in January 1995, and foreclosed on it September 6, 1995. AMIT also foreclosed on another of the Cleveland buildings on August 23, 1995. The remaining $2,000,000 was recourse to the Partnership and AMIT received a default judgment against the Partnership on January 18, 1995. As a result of the foreclosure on the Cleveland building on August 23, 1995, this judgment was reduced by $500,000. In July of 1996, AMIT entered a complaint for foreclosure and other relief against the Partnership. On July 26, 1996, the remaining Cleveland Properties were placed in receivership. The receiver is authorized to collect the rents, profits and all income derived from the properties, to maintain the premises, and otherwise preserve, manage, maintain and protect such properties. On July 28, 1998, the Partnership executed an Agreement for Deed in Lieu of Foreclosure by and between the Partnership and AMIT, a California business trust. Pursuant thereto, the Partnership conveyed to AMIT in lieu of mortgage foreclosure. Angeles Realty Corporation II, the general partner, did not believe that it was in the Partnership's best interest to contest this foreclosure action because there is no equity in the property or Partnership. Furthermore, the Partnership does not have the funds with which to contest this action. Any remaining cash will be used to cover the costs of liquidating the Partnership. The Managing General Partner intends to liquidate the Partnership during the third or fourth quarter of 1998. Although the Partnership has $5,962,000 in net liabilities in liquidation at June 30, 1998, neither the general partners nor the limited partners will be required to contribute additional capital to cover this amount.

AAP's working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $1,582,000 and is in default at June 30, 1998. Total interest charges for this loan were approximately $83,000 for both the six month periods ended June 30, 1998 and 1997.

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

The investment properties were adjusted to their estimated net realizable value. The estimated net realizable value for the three Cleveland buildings remaining at June 30, 1998, was based on independent appraisals as of December 31, 1997.

The statement of net liabilities in liquidation as of June 30, 1998, includes approximately $113,000 of accrued costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the third or fourth quarter of 1998. These costs include anticipated legal fees and administrative expenses, less income from property operations. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

For the six months ended June 30, 1998, the Partnership recorded a decrease in the estimated costs during the period of liquidation of approximately $703,000. This decrease is primarily due to the payment of liquidation charges and a decrease in the estimated costs to liquidate as a result of the deed in lieu of foreclosure which occurred on July 28, 1998.

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


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 24, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)  Exhibits:

          Exhibit 10.14, Agreement for Deed-in-Lieu-of-Foreclosure, by and between Angeles Partners XV and Angeles Mortgage Investment Trust ("AMIT"), dated July 28, 1998, conveying the Cleveland properties, two located in Strongeville, Ohio and one located in Solon, Ohio to AMIT.

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)  Reports on Form 8-K filed during the quarter ended June 30, 1998:

          None.


                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ANGELES PARTNERS XV

                                By:  Angeles Realty Corporation II
                                     Its Managing General Partner



                                By:  /s/ Carroll D. Vinson
                                     Carroll D. Vinson
                                     President and Director



                                By:  /s/ Robert D. Long, Jr.
                                     Robert D. Long, Jr.
                                     Vice President
                                     and Chief Accounting Officer


                                Date:  August 14, 1998