Form 10QSB
period 1998-09-30
ANGELES PARTNERS XV
filed 1998-11-16
CIK 788331

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

               For the quarterly period ended September 30, 1998

                                       or

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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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
                                 (in thousands)

                               September 30, 1998


Assets
    Cash                                                    $   220
     Other assets                                                 5
                                                                225

Liabilities
     Interest                                                   915
     Other liabilities                                           30
     Notes payable, including $1,582
       in default                                             1,602
     Estimated costs during the period
       of liquidation                                           103
                                                              2,650

     Net liabilities in liquidation                         $(2,425)

                 See Accompanying Notes to Financial Statements


b)
                              ANGELES PARTNERS XV

             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                  (Unaudited)
                                 (in thousands)

                      Nine Months Ended September 30, 1998

Net liabilities in liquidation at December 31, 1997         $ (6,273)

Changes in net liabilities in liquidation
   attributed to:
   Decrease in cash                                             (136)
   Increase in other assets                                        1
   Decrease in investment property                            (4,127)
   Decrease in accrued taxes                                     111
   Decrease in accrued interest                                1,951
   Increase in other liabilities                                 (30)
   Decrease in mortgage payable                                5,365
   Decrease in estimated costs during the period
       of liquidation                                            713

Net liabilities in liquidation at September 30, 1998        $ (2,425)

                 See Accompanying Notes to Financial Statements


b)
                              ANGELES PARTNERS XV

             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                  (Unaudited)
                                 (in thousands)

                      Nine Months Ended September 30, 1997

Net liabilities in liquidation at December 31, 1996         $ (4,025)

Changes in net liabilities in liquidation
   attributed to:
   Decrease in cash                                              (14)
   Increase in accrued taxes                                     (96)
   Increase in accrued interest                                 (501)
   Decrease in estimated costs during the period
       of liquidation                                            345
Net liabilities in liquidation at September 30, 1997        $ (4,291)

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

On July 28, 1998, the Partnership executed an Agreement for Deed in Lieu of Foreclosure by and between the Partnership and AMIT, a California business trust. Pursuant thereto, the Partnership conveyed the properties to AMIT in lieu of mortgage foreclosure. As a result of the foreclosure, the debt has been deemed satisfied. Angeles Realty Corporation II, the general partner of the Partnership (the "Managing General Partner"), did not believe that it was in the Partnership's best interest to contest this foreclosure action because there is no equity in the properties or the Partnership. Furthermore, the Partnership did not have the funds with which to contest this action. Any remaining cash will be used to cover the costs of liquidating the Partnership. The Partnership does not intend nor does it have the ability to purchase any additional properties and the Managing General Partner has decided to liquidate the Partnership during the fourth quarter of 1998. Although the Partnership has $2,425,000 in net liabilities in liquidation at September 30, 1998, neither the general partners nor the limited partners will be required to contribute additional capital to cover this deficit. It is not anticipated that the Partnership will have any funds to distribute to the partners.

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

On July 28, 1998, the investment properties were deeded in lieu of foreclosure to AMIT. The statement of net liabilities in liquidation as of September 30, 1998, includes approximately $103,000 of accrued costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the fourth quarter of 1998. These costs include anticipated legal fees and administrative expenses. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the Managing General Partner provide property management and asset management services to the Partnership. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The day to day management of the remaining investment properties are managed by a third party receiver, which was court appointed.

The following amounts were paid or accrued to the Managing General Partner and affiliates during the nine months ended September 30, 1998 and 1997:


                                               1998       1997
                                               (in thousands)
Reimbursement for services of affiliates       $ 30       $ 28

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

In November 1992, Angeles Acceptance Pool ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the Managing General Partner, was, until April 14, 1995, the 1% General Partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the Managing General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. AAP's working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $1,582,000 and is in default at September 30, 1998. Total interest charges for this loan were approximately $126,000 and $125,000 for the nine month periods ended September 30, 1998 and 1997, respectively. Total past due accrued interest is approximately $909,000 at September 30, 1998.

NOTE C - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Managing General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the Managing General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION

Results of Operations, Liquidity and Capital Resources

As of December 31, 1994, the Angeles Partnership XV (the "Partnership") adopted the liquidation basis of accounting. The Partnership had experienced significant recurring operating losses. In March 1995, the lender on the non-recourse debt secured by Marina Plaza notified the Partnership that this debt was in default and initiated foreclosure proceedings. Marina Plaza was placed in receivership in June 1995, and was foreclosed upon on August 1, 1995. The Partnership was in default on recourse indebtedness totaling $3,500,000 due to Angeles Mortgage Investment Trust ("AMIT"). Of this debt, $1,500,000 was secured by one of the remaining Cleveland Industrial Complex ("Cleveland") buildings and AMIT placed the property in receivership in January 1995, and foreclosed on it September 6, 1995. AMIT also foreclosed on another of the Cleveland buildings on August 23, 1995. The remaining $2,000,000 was recourse to the Partnership and AMIT received a default judgment against the Partnership on January 18, 1995. As a result of the foreclosure on the Cleveland building on August 23, 1995, this judgment was reduced by $500,000. In July of 1996, AMIT entered a complaint for foreclosure and other relief against the Partnership. On July 26, 1996, the remaining Cleveland Properties were placed in receivership. The receiver is authorized to collect the rents, profits and all income derived from the properties, to maintain the premises, and otherwise preserve, manage, maintain and protect such properties.

On July 28, 1998, the Partnership executed an Agreement for Deed in Lieu of Foreclosure by and between the Partnership and AMIT, a California business trust. Pursuant thereto, the Partnership conveyed to AMIT in lieu of mortgage foreclosure. As a result of the foreclosure, the debt has been satisfied. Angeles Realty Corporation II, the general partner, of the Partnership (the "Managing General Partner") did not believe that it was in the Partnership's best interest to contest this foreclosure action because there is no equity in the property or Partnership. Furthermore, the Partnership does not have the funds with which to contest this action. Any remaining cash will be used to cover the costs of liquidating the Partnership. The Partnership does not intend nor does it have the ability to purchase any additional properties and the Managing General Partner has decided to liquidate the Partnership during the fourth quarter of 1998. Although the Partnership has $2,425,000 in net liabilities in liquidation at September 30, 1998, neither the general partners nor the limited partners will be required to contribute additional capital to cover this deficit. It is not anticipated that the partnership will have any funds to distribute to its partners.

AAP's working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $1,582,000 and is in default at September 30, 1998. Total interest charges for this loan were approximately $126,000 and $125,000 for the nine month periods ended September 30, 1998 and 1997, respectively. Total past due accrued interest is approximately $909,000 at September 30, 1998.

The statement of net liabilities in liquidation as of September 30, 1998, includes approximately $103,000 of accrued costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the fourth quarter of 1998. These costs include anticipated legal fees and administrative expenses. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

For the nine months ended September 30, 1998, the Partnership recorded a decrease in the estimated costs during the period of liquidation of approximately $713,000. This decrease is primarily due to the payment of liquidation charges and a decrease in the estimated costs to liquidate as a result of the deed in lieu of foreclosure which occurred on July 28, 1998.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Managing General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the Managing General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

As a result of the liquidation and winding down of the Partnership affairs, which are expected to occur prior to the year 2000, the Managing General Partner does not believe the Year 2000 issue will have an impact on the Partnership.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

      b)  Reports on Form 8-K filed during the quarter ended September 30, 1998:

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

                                ANGELES PARTNERS XV

                                By:         Angeles Realty Corporation II
                                            Its Managing General Partner


                                By:         /s/ Patrick Foye
                                            Patrick Foye
                                            Executive Vice President


                                By:         /s/ Timothy R. Garrick
                                            Timothy R. Garrick
                                            Vice President - Accounting
                                            Duly Authorized Officer


                                Date:       November 16, 1998